Form 10QSB
period 2002-09-30
PETROL OIL & GAS INC
filed 2002-12-10
CIK 1109348

UNITED STATES
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

             For the quarterly period ended:  September 30, 2002

                      Commission file number 000-30009

                          PETROL OIL AND GAS, INC.
           (Exact name of registrant as specified in its charter)

Nevada                                                            88-0453323
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

6265 S. Stevenson Way
Las Vegas, Nevada                                                      89120
(Address of Principal Executive Offices)                          (Zip Code)

                               (702) 454-3394
            (Registrant's telephone number, including area code)

                         EURO TECHNOLOGY OUTFITTERS
                 (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X       No ____

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
November   21,  2002,  was  11,568,300  shares,  held  by  approximately   33
shareholders.

     Transitional Small Business Disclosure Format (check one):

                          Yes             No     X
                   ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEET

                                                     September  December 31,
                                                     30, 2002       2001
                                                    (unaudited)  (audited)
ASSETS
CURRENT ASSETS:
  Cash                                             $    48,105  $         0
                                                   -----------  -----------
Oil and gas properties using full cost accounting:
  Properties not subject to amortization               184,586            0
                                                   -----------  -----------
     TOTAL ASSETS                                  $   232,691  $         0
                                                   ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                 $   203,352  $         0
  Due to officer                                         1,000            0
                                                   -----------  -----------
     TOTAL CURRENT LIABILITIES                         204,352            0
                                                   -----------  -----------
Contingencies and commitments

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par, authorized 10,000,000
shares; no shares issued                                     0            0

Common stock, $.001 par, authorized 100,000,000
shares,      11,568,300, and 6,454,360 issued and
outstanding at September 30, 2002 and December 31,
2001.                                                   11,568        6,454

  Stock paid for not issued                             47,287            0
  Additional paid in capital                            45,488            0
  Deficit accumulated during the development stage    (76,004)      (6,454)
                                                   -----------  -----------
     TOTAL STOCKHOLDERS' EQUITY                         28,339            0
                                                   -----------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   232,691  $         0
                                                   ===========  ===========

                 See notes to condensed financial statements

                          PETROL OIL AND GAS, INC.
                      (Formerly Technology Outfitters)
                        (A Development Stage Company)
                                 (Unaudited)
                      CONDENSED STATEMENT OF OPERATIONS

                                                                March 3, 2000
                    Three       Three    Nine MonthsNine Months  (inception)
                    Months      Months      Ended      Ended    to September
                    Ended       Ended     September  September    30, 2002
                  September   September   30, 2002    30, 2001
                   30, 2002    30, 2001
Revenue:         $      --    $       -- $       --   $      --  $        --
                 ---------   -----------  ----------- ---------    -----------
Professional and
consulting fees     60,588            13     60,610         335       60,610
Travel               7,337             0      7,337           0        7,337
Miscellaneous
expense              1,603             0      1,603           0        8,057
                 ---------   -----------  ----------- ---------    -----------
Net loss         $(69,528)    $     (13) $ (69,550)   $   (335)  $  (76,004)
                 =========    ========== ==========   =========  ===========


Basic and
diluted earnings
per share        $  (0.01)    $   (0.00) $   (0.01)   $  (0.00)  $    (0.01)
                 =========    ========== ==========   =========  ===========
Weighted shares
outstanding      8,996,451     6,440,300  7,363,565   6,440,300    6,248,263
                 =========    ========== ==========   =========  ===========

                See notes to condensed financial statements.

                          PETROL OIL AND GAS, INC.
                        (A Development Stage Company)
                    (Formerly Euro Technology Outfitters)
                                 (Unaudited)
                      CONDENSED STATEMENT OF CASH FLOWS

                                                                  March 3,
                                             Nine    Nine Months    2000
                                            Months      Ended    (inception)
                                             Ended    September to September
                                           September  30, 2001    30, 2002
                                           30, 2002
Operating activities:
  Net loss                                $(69,550)  $    (335)  $  (76,004)
  Change in assets and liabilities-
  Accounts payable                          113,972           0      113,972
  Due to officer                              1,000     (1,105)        1,000
                                          ----------  ----------  -----------
   Cash provided by (used in) operating
activities                                   45,422     (1,440)       38,968
                                          ----------  ----------  -----------
Investing activities:
  Additions to oil & gas property not
subject to amortization                    (44,625)           0     (44,625)
                                          ----------  ----------  -----------
   Cash used in investing activities       (44,625)           0     (44,625)
                                          ----------  ----------  -----------
Financing activities:
  Stock issued for debt                          21       1,440        1,475
  Stock paid for not issued                  47,287           0       52,287
                                          ----------  ----------  -----------
   Cash provided from financing
activities                                   47,308       1,440       53,762
                                          ----------  ----------  -----------
Increase in cash                             48,105           0       48,105
Beginning cash                                    0           0            0
                                          ----------  ----------  -----------
Ending cash                               $   48,105  $        0  $    48,105
                                          ==========  ==========  ===========
Supplemental cash flow information:
  Interest paid                           $        0  $        0  $         0
                                          ==========  ==========  ===========
  Income taxes paid                       $        0  $        0  $         0
                                          ==========  ==========  ===========
Non cash financing activities:
  Stock issued for assets acquired        $   10,918  $        0  $    10,918
                                          ==========  ==========  ===========
  Addition to oil & gas property not
subject to amortization and accounts
payable assumed in asset purchase
                                         $   89,381  $        0  $    89,381
                                          ==========  ==========  ===========
  Stock contributed to paid in capital    $    5,826  $        0  $     5,826
                                          ==========  ==========  ===========

                See notes to condensed financial statements.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          The results of operations for the nine months ending September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

          The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

          The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process of raising additional capital. (See Note 2)

          Organization and business

          On March 3, 2000 Euro Technology Outfitters (Euro) was incorporated in Nevada. Euro was a reporting public shell with no business activity. On August 19, 2002 Euro acquired, in an asset purchase agreement, land leases and accumulated expenditures and assumed liabilities from Petrol Energy, Inc. Petrol Energy, Inc. received 10,918,300 shares of Euro and transferred into Euro property leases that the Company will use for the development and exploration of oil, gas, and methane. The par value of the Euro shares ($10,918 and additional paid-in capital of $39,662) was recorded which reflected the amount of lease

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          payments  made  by  Petrol  in the last year.   Also  recorded  was
          accounts payable totaling $89,381 and the associated capitalized costs relating to the payables.

          On August 20, 2002, the Company amended its Articles of Incorporation changing its name from Euro Technology Outfitters to Petrol Oil and Gas, Inc. and increased its authorized capital stock to 100,000,000 shares of Common Stock $0.001 par value and, 10,000,000 shares of Preferred Stock $0.001 par value. Petrol's fiscal period ends on December 31.

          The Company is in the development stage and its activities to date have been limited to organizational activities including developing and implementing its business plan, establishing business strategies and formulating a strategy to raise equity capital.

          Fair value of financial instruments

          The carrying amounts of cash and notes payable to an Officer approximates fair value because of the short-term natures of these items.

          Loss per share

          Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on September 30, 2002.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Cash and cash equivalents

          Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.

          Oil and gas properties

          The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and interest, are capitalized.

          All capitalized costs included in the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the result of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

          In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

          Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized as income.

          Abandonment's of properties are accounted for as adjustments of capitalized costs with no loss recognized.

          Long-lived assets

          Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the
          Company to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

NOTE 3 -  STOCKHOLDERS' EQUITY

          Common stock
          The aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.001. As of September 30, 2002, 11,568,300 shares were issued and outstanding.

          Preferred stock
          The aggregate number of shares of preferred stock that the Company has authority to issue is 10,000,000 shares at a par value of $0.001. As of September 30, 2002, no shares of preferred stock were issued.

          Stock Issuances
          On  August  19,  2002,  the  Company  executed  an  Asset  Purchase
          Agreement, whereby the Company issued 10,918,300 shares of its restricted common stock.

          On August 19, 2002, the Company entered into a letter of intent with NIO Funds Investment Management Limited (NIO) whereby NIO would exclusively raise funds throughout Europe and invest in Petrol. A fee of 2% will be charged for all funds raised and will be netted against the amount sent to Petrol. The funds raised will be used to purchase up to 750,000 restricted shares of common stock at a price of $.50 per share and an additional 250,000 shares at a price of $.75 per share. In addition, the Company granted NIO the privilege of purchasing additional shares of restricted common stock of Petrol in the amount of $500,000 per month for the months of March, April, May, June, August and November of 2003 and January of 2004. The price per share would be at a discount of 12.5% of the market price of Petrol shares that were being traded on any exchange or over-the-counter but not less than $.875 per share. There was no value assigned to the ability to invest in the Company based on the Black-Scholes pricing model.

          On August 21, 2002, a shareholder contributed to paid in capital 5,826,240 shares of Company stock.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 -  STOCKHOLDERS' EQUITY (Continued)

          At September 30, 2002, NIO had transferred to Petrol $47,287. No stock was issued at that date. Recorded in the financial statements is stock purchased but not issued for the $47,287 that was received.

NOTE 4 -  COMMITMENTS

          The land leases have payments due totaling $88,655 due by December 31, 2002, $347,877 due by December 31, 2003, and $1,570 due by
          December 31, 2004.

NOTE 5 -  RELATED PARTY TRANSACTIONS

          The Company paid a fee to its President totaling $10,000 during the period ended September 30, 2002 for services rendered.

NOTE 6 -  SUBSEQUENT EVENTS

          On November 5, 2002, the Company sold 624,783 shares of restricted common stock at a price of $0.50 per share to NIO for cash consideration totaling $312,391. The Company cancelled NIO's remaining purchase rights for shares at $.50 and $.75.

          On November 15, 2002, the Company entered into a Service and Water Disposal Agreement with two companies, whereby the Company will be provided with pumping services as well as transportation of its produced water to a disposal well. The Company will pay $10.00 per day for each well that is provided with pumping services and will pay at the rate of $60.00 per hour for water hauling and $250.00 per month for the use of the disposal well.

NOTE 7 -  SUPPLEMENTAL OIL AND GAS DISCLOSURE

          Oil and gas operations
          The Company currently has only begun preliminary exploration and as a result has no revenue or production. Capitalized costs relating to oil and gas producing activities at September 30, 2002 totaled $184,586 and was all classified as properties not subject to amortization.

Item 2. Plan of Operations

    This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

   With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Petrol Oil and Gas, Inc., formerly named Euro Technology Outfitters, was incorporated in Nevada on March 3, 2000. We are structured to become an oil and gas exploration and development company. Our primary business objective is to produce economic quantities of natural gas from buried coal seams, denoted as coal-bed methane (CBM).

      On August 19, 2002, we executed an Asset Purchase Agreement with Petrol Energy, Inc., whereby we issued 10,918,300 shares of restricted common stock in exchange for certain assets and liabilities of Petrol Energy. The assets that were acquired included approximately 289 oil and gas mineral leases.

      On August 20, 2002, we amended our Articles of Incorporation to change our name from Euro Technology Outfitters to Petrol Oil and Gas, Inc.

     Petrol has yet to generate revenues from any source and there is a substantial going concern issue as to whether Petrol will ever be able to commercialize its oil and natural gas production and generate sufficient, if any, revenues to satisfy its working capital requirements. Since inception, Petrol has been dependent on the sale of its equity securities and loans from affiliates to satisfy its working capital requirements. Petrol continues to have a working capital deficiency that raises substantial concern regarding its ability to continue as a going concern.

Business of the Company

     The Company's current business plan is to drill and subsequently produce commercial quantities of natural gas and have a ready market in which to sell the produced gas.

     We intend to fund portions of our field operations through revenues obtained from sales of our CBM gas production, if any. To accelerate the development program we plan to take on working interest (WI) partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing companies and generally expand our existing operations.

     CBM PRODUCTION

     In a conventional oil or gas reservoir, production is from oil or gas located above a water contact. CBM production is different. Water completely permeates coal beds, and its pressure causes the methane to be adsorbed onto the grain surfaces of the coal. To produce CBM, the water must be drawn off first, lowering the pressure so that the methane will desorb from the coal and then flow to the well bore.

     CBM production also differs from conventional gas production that normally starts at its highest production rate and then declines with time. Because coal beds have water residing within the cleat or natural fracture system, the water needs to be withdrawn in order to promote production of the gases that are adsorbed on the surfaces of the coal. Thus, for the case of CBM, initial water production is high and diminishes with time. CBM gas production, however, starts at a relatively low rate reaching a peak in 3 -12 months and then begins to decline.

     CBM production is attractive due to several geological factors. Coal stores six or seven times as much gas as a conventional natural gas reservoir of equal rock volume due to the large internal surface area of coal. A significant amount of coal is accessible at shallow depths, making well drilling and completion inexpensive. Finding costs are also low since methane occurs in coal deposits, and the location of the Nation's coal resources is well known.

     Petrol will require substantial additional funds to fulfill its business plan and successfully commercialize its production of oil and natural gas. Petrol intends to raise these needed funds from private placements of its securities, debt financing or internally generated funds from the sale of oil and natural gas.

Plan of Operation

     During the next 12 months the Company plans to focus its efforts on increasing their production and reserves of natural gas through the development of their existing properties, raising additional equity capital and furthering its new business plan.

     As of September 30, 2002, the Company had only 1 Officer and Director. We are dependent upon Paul Branagan, sole officer and director of the Company.

Liquidity and Capital Resources

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

     Over  the  next  twelve  months we believe  that  existing  capital  and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

     As of September 30, 2002, the Company had assets of $232,691, and $204,352 liabilities. Resulting in a stockholders equity of $28,339.

Material Risks

We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

      We have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities since we incorporated. Although we intend to increase our production and reserves of natural gas, there is nothing at this time on which to base an assumption that these new business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will not be able to continue in business.

     As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

Item 3. Internal Controls

     Our President and Chief Accounting Officer has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluations.

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.

     None

Item 2.   Changes in Securities.

     On August 19, 2002, we executed an Asset Purchase Agreement with Petrol Energy, Inc., whereby we issued 10,918,300 shares of our restricted common stock in exchange for certain assets and liabilities of Petrol Energy.

     On  August  21, 2002, a majority stockholder cancelled 5,826,240  shares
concurrent  with  the  asset  purchase  with  Petrol  Energy,  Inc.  for   no
consideration.

Subsequent Events

     On November 5, 2002, the Company sold 624,783 restricted common stock at a price of $0.50 per share to the NIO Fund Investments Management for cash consideration totaling $312,391.

Item 3.   Defaults by the Company upon its Senior Securities.

     None

Item 4.   Submission of Matter to a Vote of Security Holders.

     On August 1, 2002, we received a unanimous consent from our then sole stockholder for the approval of the asset purchase agreement with Petrol Energy.

Item 5.   Other Information.

Change of Accountants

     On August 20, 2002, G. Brad Beckstead CPA was dismissed as the Company's independent accountant.

      The Company has appointed Weaver & Martin, LLC, as the Company's independent accountants for the fiscal year ending December 31, 2002. This is a change in accountants recommended by the Company's Executive Management and approved by the Company's Board of Directors. Weaver & Martin, LLC was engaged by the Registrant on August 20, 2002.

     The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by G. Brad Beckstead CPA, as the independent accountant of the Company.

Change of Officer and Director

     On August 21, 2002, Anthony N. DeMint, the Company's sole Officer and Director, appointed Paul Branagan as a director of the Company and subsequently resigned, leaving Mr. Branagan as the Company's sole director. Following his appointment, Mr. Branagan elected himself as the sole officer of the Company. Further, concurrent with his resignation, Mr. DeMint tendered 5,826,240 shares of the Company's stock to the Company for cancellation.

Service and Water Disposal Agreement

     On November 15, 2002, the Company entered into a Service and Water Disposal Agreement with B&B Cooperative Venture ("B&B") and Birk Petroleum ("Birk"), whereby B&B will provide pumping services on the Company's existing wells to monitor operations, and assess and report on the disposition of the production process. Birk will transport produced water from the Company's lease tanks to the disposal well where Birk will inject produced water into the disposal well. The Company will pay B&B $10.00 per day for each well that it provides pumping service and will pay Birk at the rate of $60.00 per hour for water hauling and $250.00 per month for the use of the disposal well. The term of the agreement will be for 1 year commencing on the date of execution.

Item 6.   Exhibits and Reports of Form 8-K.

(a)  Exhibits

   (2) Asset Purchase Agreement between Petrol Energy, Inc. and Euro Technology Outfitters, August 19, 2002.

   (3)(i)(a) Certificate of Amendment of Articles of Incorporation of Euro Technology Outfitters, filed on August 20, 2002.

   (10)  Service and Water Disposal Agreement, November 15, 2002.

   (16) Letter of G. Brad Beckstead CPA regarding change in certifying accountants, September 5, 2002.

(b)  Form 8-K

     Form 8-K filed September 5, 2002
     Form 8-K/A filed September 6, 2002

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PETROL OIL AND GAS, INC.
(Registrant)



By:/s/ Paul Branagan
      Paul Branagan, President

Date: December 7, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Petrol Oil and Gas, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Branagan, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within the Company, particularly during the period ended September 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  December 7, 2002


/s/ Paul Branagan
Paul Branagan, President/ Chief Accounting Officer