Form 10KSB
period 2002-12-31
PETROL OIL & GAS INC
filed 2003-04-16
CIK 1109348

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2002

                      Commission File Number: 000-30009

                          PETROL OIL AND GAS, INC.
            (Exact name of registrant as specified in our charter)

Nevada                                                 88-0453323
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

6265 Stevenson Way
Las Vegas, Nevada                                      89120
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number including area code: (702) 454-9934

  Euro Technology Outfitters, 1850 E. Flamingo Rd., Ste. 111, Las Vegas, NV
                                    89119
               (Former name and former address of Registrant)

      Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                              $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  Yes    X      No _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

      The issuer's revenue for its most recent fiscal year ended December 31, 2002. $0

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the last business day of our most recently completed second fiscal quarter was $0 based on a share value of $0.001 as of June 28, 2002.

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
December   31,  2002,  was  13,151,993  shares,  held  by  approximately   37
stockholders.

     Transitional Small Business Disclosure Format (check one): Yes__ No X

                          PETROL OIL AND GAS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I
Page

Item      1.   Business                                          1-14
Item      2.   Properties                                        15
Item      3.   Legal Proceedings                                 15
Item      4.   Submission of Matters to a Vote of
               Security Holders                                  15

PART II

Item      5.   Market for Registrant's Common Equity
               and Related Stockholder Matters                   20
Item      6.   Plan of Operation                                 20-26
Item      7.   Financial Statements and Supplementary Data       26
Item      8.   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure            26

PART III

Item      9.   Directors and Executive Officers of the
               Registrant                                        27-30
Item     10.   Executive Compensation                            30-32
Item     11.   Security Ownership of Certain Beneficial
               Owners and Management                             32
Item   12.     Certain Relationships and Related Transactions    33
Item   13.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                               33-34

Item   14.     Controls and Procedures                           35

This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

    In this form 10-KSB references to "PETROL", "the Company", "we," "us," and "our" refer to PETROL OIL AND GAS, INC.

    Throughout this document we may use certain terms or phrases that are specific to the oil and gas industry. We have included a glossary, commencing on page 2, containing these terms and phrases. We encourage you to refer to the glossary to gain a better understanding of industry terms used throughout this prospectus.

                                   PART I

ITEM 1. BUSINESS

(a) General Business Development

     Petrol Oil and Gas, Inc. was incorporated in the State of Nevada in March of 2000 as Euro Technology Outfitters. On August 19, 2002, we executed an Asset Purchase Agreement with Petrol Energy, Inc., whereby we issued 10,918,300 shares of our restricted common stock to Petrol Energy in exchange for certain assets and liabilities. The assets we acquired from Petrol Energy included approximately 289 oil and gas mineral leases.

     On August 20, 2002, we amended our Articles of Incorporation to change our name from Euro Technology Outfitters to Petrol Oil and Gas, Inc.

     On  August  21,  2002,  Anthony N. DeMint, our  then  sole  officer  and
Director, appointed Paul Branagan as a director of the Company and subsequently resigned, leaving Mr. Branagan as our sole director. Following his appointment, Mr. Branagan elected himself as the sole officer of the Company. Further, concurrent with his resignation, Mr. DeMint tendered 5,826,240 shares of our stock for cancellation.

     We have an authorized capitalization of 100,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2002 there were 13,151,993 shares outstanding. We also have an authorized capitalization of 10,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2002 there were no shares outstanding.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Our cash position may be inadequate to pay all of the costs associated with exploration and development for oil and gas properties. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however, no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.


                                  GLOSSARY

  Term                                    Definition

  Adsorb         A process by which molecules are taken up on the surface of a solid by physical or chemical action. Large amounts of gases may be adsorbed on the surface of a porous material such as coal.

  Barrel         In the energy industry, a barrel is a unit of volume
                measurement used for petroleum and is equivalent to 42 U.S. gallons measured at 60 degrees Fahrenheit.

  Basin          A depressed area where sediments have accumulated during
                geologic time and considered to be prospective for oil and gas deposits.

  Blowout        An uncontrolled flow of oil, gas, water or mud from a
                wellbore caused when drilling activity penetrates a rock layer with natural pressures greater than the drilling mud in the borehole.

  Coal rank      The classification of coal relative to other coals,
                according to their degree of metamorphism, or progressive alteration, in the natural series from lignite to anthracite. Synonymous with coal quality.

  Coalification  A progressive process (bacterial decay and heat) that turns
  process        decayed plant material (peat) into the various ranks of
                coal. The first stage (peat to lignite) is decay and the remaining stages are thermal. The major by-products are methane, carbon dioxide, and water.

  Completion / A well made ready to produce oil or natural gas. Completion Completing involves cleaning out the well, running and cementing steel casing in the hole, adding permanent surface control equipment, and perforating the casing so oil or gas can flow into the well and be brought to the surface.

  Desorb         The release of materials (e.g., gas molecules) from being
                adsorbed onto a surface. The opposite of adsorb.

  Development    The phase in which a proven oil or gas field is brought into production by drilling production (development) wells.

  Division       A contract for the sale of oil or gas, by the holder of a
  order          revenue interest in a well or property, to the purchaser
                (often a pipeline transmission company).

  Drilling       The using of a rig and crew for the drilling, suspension,
                production testing, capping, plugging and abandoning, deepening, plugging back, sidetracking, redrilling or reconditioning of a well. Contrast to "Completion" definition.

  Drilling logs  Recorded observations made of rock chips cut from the formation by the drill bit, and brought to the surface with the mud, as well as rate of penetration of the drill bit through rock formations. Used by geologists to obtain formation data.

  Exploration    The phase of operations which covers the search for oil or gas by carrying out detailed geological and geophysical surveys followed up where appropriate by exploratory drilling. Compare to "Development" phase.

  Farm out       Assignment or partial assignment of an oil and gas lease
                from one lessee to another lessee

  Gathering      A pipeline that transports oil or gas from a central point line / system  of production to a transmission line or mainline.

  Gross acre     An acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned

  Gross well     A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

  Held-By-       Refers to an oil and gas property under lease, in which the
  Production     lease continues to be in force, because of production from
  (HBP)          the property.

  Land services  Services performed by an oil and gas company or agent, or landman, who negotiates oil and gas leases with mineral owners, cures title defects, and negotiates with other companies on agreements concerning the lease.

  Logging        Process of lowering sensors into a wellbore to acquire
  (electric      downhole recordings that indicate a well's rock formation
  logging)       characteristics and indications of hydrocarbons

  Methane        An organic chemical compound of hydrogen and carbon (i.e., hydrocarbon), with the simplest molecular structure (CH4)

  Mineral Lease  A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land

  Natural gas    The value of natural gas is calculated by its BTU content. A
  quality        cubic foot of natural gas on the average gives off 1000 BTU, but the range of values is between 500 and 1500 BTU. Energy content of natural gas is variable and depends on its accumulations which are influenced by the amount and types of energy gases they contain: the more non-combustible gases in a natural gas, the lower the Btu value.

  Net acre       A net acre is deemed to exist when the sum of fractional
                working interests owned in gross acres equals one. The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

  Net well       A net well is deemed to exist when the sum of fractional
                working interests owned in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

  Operator       A person, acting for himself or as an agent for others and designated to the state authorities as the one who has the primary responsibility for complying with its rules and regulations in any and all acts subject to the jurisdiction of the state

  Pennsylvanian  Geologic age of sediments deposited 320 to 286 million years
  age            ago

  Permeability   The property of a rock formation which quantifies the flow of a fluid through the pore spaces and into the wellbore.

  Pooled,        A term frequently used interchangeably with "Unitization"
  Pooled Unit    but more properly used to denominate the bringing together of small tracts sufficient for the granting of a well permit under applicable spacing rules.

  Proved         Estimated quantities of crude oil, natural gas, condensate,
  Reserves       or other hydrocarbons that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in the future from known reservoirs under existing conditions using established operating procedures and under current governmental regulations.

  Re-completion  Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

  Reserves       Generally the amount of oil or gas in a particular reservoir that is available for production.

  Reservoir      The underground rock formation where oil and gas has
                accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape

  Reservoir      The pressure at the face of the producing formation when the
  Pressure       well is shut-in. It equals the shut in pressure at the
                wellhead plus the weight of the column of oil in the hole.

  Shut-in well   A well which is capable of producing but is not presently
                producing. Reasons for a well being shut in may be lack of equipment, market or other.

  Stratigraphic  A variety of sealed geologic containers capable of retaining
  Trap           hydrocarbons, formed by changes in rock type or pinch-outs, unconformities, or sedimentary features.

  Structural     A variety of sealed geologic structures capable of retaining
  Trap           hydrocarbons, such as a faults or a folds.

  Tight gas      Low permeability (having lower capacity to flow fluids
  sandstones     through pore spaces) sedimentary rocks with natural gas
                occuring in the pore spaces. Contrast to high permeability sandstone definition.

  Undeveloped    Leased acreage which has yet to be drilled on to test the
  acreage        potential for hydrocarbons.

  Unitize,       Joint operations to maximize produced hydrocarbon recovery
  Unitization    among separate operators within a common reservoir

  Western        Ancient inland sea and area of sediment deposition which
  Interior       divided North America into two separate landmasses in the
  Basin          Late Cretaceous Period, approximately 75 to 80 million years ago.

  Working        The right granted to the lessee of a property to explore for
  Interest       and to produce and own oil, gas, or other minerals. The
                working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

(b) Description of Business

     We are structured to become an oil and gas exploration and development company. Our primary business objective is to produce economic quantities of natural gas from buried coal seams, denoted as coal-bed methane (CBM). The first step in our business plan was achieved through the acquisition of the mineral leases from Petrol Energy. Next we will have to drill exploratory wells to discover and determine if there is sufficient amount of commercial viable natural gas to subsequently commence production. Once we commence production, if ever, we will need to create a ready market in which to sell the produced gas.

     When and if we determine that we can produce sufficient amounts of commercially viable natural gas from a well, we intend to fund portions of our field operations, when and if established, through revenues obtained from sales of our CBM gas production, if any. To accelerate the development program, when and if established, we plan to take on WI partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing companies and generally expand our existing operations, which are currently limited to the exploration phase.

                         Current State of Operations

     Petrol has no WI partners at present. Although we have had several discussions with producers in adjacent and nearby counties regarding a WI partnership, we expect to expand our initial well drilling operations with WI partner(s) after we have begun our own drilling and production program from proceeds raised from equity financing, debt financing, or other sources.

     We plan to employ a simple conventional WI model whereby our WI partner(s) would provide either two-thirds or all of the drilling and completion costs for a given set of wells on a specific set of our leases for which the WI partner(s) would receive one-half or three-quarters of the net production revenue. As an example, if the WI pays two-thirds of the drilling and completion costs of a well they would receive one-half of the net production revenue, which in this case would be one-half of 87.5% of the gross production revenue following the reduction of 12.5% paid to the royalty interest owners.

     This practice is intended to allow Petrol to drill and complete additional wells with reduced capital outlays, as in the case above paying one-third of the drilling and completion while sharing one-half of the net production with WI partner(s).

     Petrol presently has a three well pilot program located within its leased acreage in the southwest portion of Coffey County Kansas. Following drilling, logging and setting steel casing all three wells were perforated in coals that appear to contain gas and were subsequently fracture stimulated using conventional hydraulic techniques. They are now producing water using wellhead pump jacks. In addition, small quantities of natural gas, that is less than a few Mcf per day, are being vented or flared.

                  The Market: Natural Gas Supply and Demand

     The National Petroleum council estimates the US demand for natural gas to increase from 22 Trillion cubic feet (TCF) in 1998 to over 31 TCF by 2015. This nearly 50% increase in demand for natural gas coupled with constrained supplies from conventional sources and storage facilities suggests an urgent need for new gas sources. Although conventional gas sources such as high permeability sandstones currently supply about 60% of the US demand (13 TCF in 1998), projections indicate a flat to declining supply through year 2015. The shortfall in conventional gas supply is expected to be taken up by production from un-conventional sources such as tight gas sandstones/shales, associated gas, and CBM.

     CBM shows great promise as a future source of natural gas, with the US Geological Society estimating some 700 TCF contained in 6 major CBM basins in the continental US. This constitutes an enormous reserve, almost the entire US demand for the next 25 years. At this point in time we cannot accurately estimate, nor have we been able to locate an estimate for specific information for the Western Interior Basin, where the majority of our leases are located.

     Given the current volatility of the natural gas market, hedging may become a part of our operating strategy. We believe the current supply and demand fundamentals will lead to a strengthening in prices. Consequently, we intend to continually evaluate our hedge position, if any, and enter into contracts accordingly.

                               CBM Production

     CBM production is similar to conventional natural gas production in terms of the physical production facilities and the product produced. However, surface mechanics and some production characteristics of CBM wells are quite different from traditional natural gas production wells. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. CBM is trapped in the molecular structure of the coal itself until it is released by pressure changes, resulting from water removal from the coal-bed. Methane is created as part of the coalification process. Coals vary in their methane content which is dented as cubic feet of gas per ton of coal.

     Water completely permeates coal-beds and the natural fracture system or cleats as they are normally referred and are pervasive in coal-beds. The natural gas, principally methane, is adsorbed onto the grain surfaces of the coal. To produce CBM, the water must be drawn off first, lowering the pressure so that the methane will desorb from the coal thus allowing gas flow from the coal into the de-watered cleats that act as high permeable conduits to the well bore, where gas can be produced at the well head. These cleats are formed during coalification and the permeability required for production may not have fully developed, thereby rendering the well useless for production.

     The qualities of productive CBM wells include coal quality, the content of natural gas per ton of coal, thickness of the coal-beds, reservoir pressure, existence of natural fractures, and overall permeability of the coal-bed.

     CBM production also differs from conventional gas production that normally starts at its highest production rate and then declines with time. Because coal-beds have water residing within the cleats the water needs to be withdrawn in order to promote production of the gases that are adsorbed on the surfaces of the coal. Thus, for the case of CBM, initial water production is high and diminishes with time. CBM gas production, however, starts at a relatively low rate reaching a peak in 3-12 months and then begins to decline.

     CBM production is attractive due to several geological factors. Coal stores six or seven times as much gas as a conventional natural gas reservoir of equal rock volume due to the large internal surface area of coal. Significant amounts of coal are accessible at shallow depths, making well drilling and completion inexpensive. Finding costs are also low since methane occurs in coal deposits, and the location of the Nation's coal resources is well known.

                        Corporate Business Objectives

     Our primary business objective is to produce economic quantities of natural gas from CBM. In the 6 major US CBM basins the coal-beds vary greatly in thickness, quality and gas content. They also range in depths from very near surface (< 500 ft) to very deep (>25,000 ft). The difficulty, risks and costs associated with extracting CBM from deep formations increases quite rapidly and nonlinearly with depth.

     We intend to achieve our objectives by (a) concentrating our properties in core areas to achieve economies of scale, (b) acquiring and developing high profit margin properties, (c) continually disposing of marginal and non-strategic properties, (d) balancing reserves, when developed, between oil and gas, (e) maintaining a high degree of financial flexibility, and (f) enhancing the value of our production through marketing and midstream activities.

                            Developmental Program

     One of the reasons for acquiring the leases from Petrol Energy was the fact that of the major CBM basins within the continental US, the leased area had the following attributes:

      * relatively shallow CBM (<2,500 ft)
      * good coal rank, gas content and distribution,
      * low cost mineral leases,
      * access to an interstate pipeline system and
      * nearby oil and gas services.

     The Western Interior Basin located in the mid-continent, where the leases are located, shows great promise because it embodies an extensive aerial distribution of near shallow buried coal-beds, appears to contain large quantities of high quality natural gas and has several readily available interstate pipelines for sales and distribution. It appears that the area best suited for our CBM project may be in Coffey County, Kansas, where gas bearing coals are contained within the Forrest City and Cherokee basins, sub-basins of the larger Western Interior basin. The entire eastern edge of the State of Kansas overlays the western portion of this basin.

     Since portions of the acquired mineral leases have existing oil or gas wells, some of them are being considered for re-completion in sandstones and/or coal-beds that appear economically productive. These will add to our knowledge base while providing financial support for anticipated expansion.

                              Operational Area

     As an oil and gas exploration and development company, our primary objective is the development of CBM gas production projects. We identified CBM early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. We expect to focus our investment efforts in working interests in natural gas well development projects located within known or highly-likely gas-bearing CBM formations in southeastern Kansas starting within our roughly 88,812 acres of CBM leases acquired from Petrol Energy.

     The Western Interior Coal Region includes three basins in the central United States that contain gas bearing coal deposits of similar area and rank. They are the Arkoma, Forest City and Cherokee Basins. Together these three basins stretch from western Arkansas and Central Oklahoma northward through eastern Kansas and western Missouri into central Iowa. Our primary interests lie within areas overlaying the Cherokee and Forest City Basin which are defined geographically as the area bounded to the north by Bourbon Arch, to the east and southeast by Ozark Dome, and to the west by the Nemaha uplift, encompassing northern Oklahoma, southeastern Kansas, and southwestern Missouri.

     The Cherokee Basin formation contains Pennsylvanian age coal-beds which are believed to be relatively contiguous throughout the entire basin. Coal found throughout the basin is generally of the same age and type and therefore theoretically should contain similar quantities and quality of gas. Historically, the majority of CBM gas production in Kansas has been south of our targeted area, including production in Labette, Wilson, Neosho and Cherokee Counties, Kansas, where coal seams and black shale averaging four feet in thickness have been reported and initial water production generally has been less than 50 barrels per day, eventually dropping to below 10 barrels per day. Although currently there are no CBM wells producing in our targeted area, drilling logs from oil exploration in and surrounding our targeted area typically confirm the uniformity of the coal-beds, indicating coal seams similar to those found in the south of the targeted area. Additionally, a small number of CBM gas wells are producing in Woodson County, Kansas (the southern adjacent county to Coffey County,) and Anderson County, Kansas (the eastern adjacent county to Coffey in which we have acquired leases).

                             Leasing Activities

     In addition to the mineral leases acquired from Petrol Energy, we also accepted responsibility for an office lease held by Eastman Energy. Located in Waverly, Kansas, a small rural community on the northeast corner of Coffey County, this office provides us a base for our field operations as well as a local mineral leasing office. The current office lease expired on January 23, 2003, however, we renewed the lease for another year , expiring on January 23, 2004. The monthly lease obligation for this facility is $300.

     As of December 31, 2002, we have about 289 signed lease agreements totaling approximately 88,812 acres. These leases are scattered throughout Coffey County, Kansas and the adjacent counties of Anderson, Osage and Lyon. The majority of these mineral leases cover a large section of Coffey County while the remaining leases cover smaller portions of Anderson, Osage and Lyon counties. In the event that we are successful in the development phase of our plan and find commercially producible gas or oil, we intend to lease additional available mineral rights to the extent that we believe such land will further our exploration and development activities.

      All of the mineral leases that Petrol has executed grant us the exclusive right to explore for and develop oil, gas and other hydrocarbons and minerals that may be produced from wells drilled on the leased property. Each lease also grants us rights of way to easements for laying pipelines and servicing or drilling other wells in the vicinity of the leased property.

     Our lease agreements vary both in term and price per acre. Some of our leases are for 2 year periods at $2/acre with extensions for 3 additional years, others are for 3 year periods at $3/acre with extensions for 3 additional years, others are for 5 years at $1/acre with extensions for 3 additional years, while others are for 5 years at $10/acre with extensions for 3 additional years.

     In general, leases are payable on the one year signing anniversary of the lease agreement. Regardless of whether or not we are producing oil and gas from a leased property or acres pooled therewith, on the one-year anniversary of each lease we will be required to pay the lessor their net agreed upon mineral acreage fee. If we fail to make such payment, the lease will terminate 30 days thereafter. We have agreed to pay each lessor a royalty equal to 12.5% of any oil, gas or other minerals that may be produced from wells drilled on the leased property. In the event of a shut-in well capable of producing oil or gas, we have agreed to pay the lessor a royalty per net mineral acre. All the lease agreements allow us to hold the lease with production.

     Pursuant to the lease payment terms described above we will be obligated to make the following one-year anniversary payments beginning in January 2003.

Due Date          # of Gross Mineral Acres   Payment Due
Jan 2003          2,314                      $  4,429.00 (Paid)
Feb 2003          13,837                     $138,370.00 (Paid)
March 2003        17,093                     $170,930.00 (Paid)
April 2003        4,083                      $ 34,148.00
>Jan 2004         157                        $  1,570.00
TOTAL:            37,484                     $ 35,718.00

     Under our leases we have the right to pool the leased property with other land owned or leased by us in the immediate vicinity for the production of oil or gas. With respect to shallow gas and associated hydrocarbons produced in conjunction therewith, we have the right to pool or unitize the leased properties into a development pool of a maximum of 3,000 acres if it has drilled at least 2 wells within the pooled unit no later than 1 year after the expiration of the primary term of the lease.

     We have agreed to indemnify each lessor against any and all liabilities arising out of our operations on the leased property, including environmental liabilities. We have also agreed to pay each lessor liquidated damages for any leased property that is damaged as a result of our operations on such leased property. Additionally, we have agreed to pay each lessor for any damages caused by us to any crops growing on the leased property. Following the completion of our operations on a leased property, we are obligated to restore the well site to its original condition and land contour, to the extent possible.

     All of the oil and gas property that we have leased to date is considered "undeveloped acreage" which the Securities and Exchange Commission defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves."

     We have rights to a working interest in approximately 88,812 gross undeveloped acres (100% of each leased acre) and 77,710 net undeveloped acres (87.5% of 88,812 leased acres) in southeast Kansas. A "working interest" is the operating interest that gives us, as the operator, the right to drill, produce and conduct operating activities on the property and a share of production. A "net acre" (or net well) is deemed to exist when the sum of the fractional working interest owned in gross acres or gross wells equals one. The number of net acres or net wells is then expressed as a whole number and fractions thereof. A "gross acre" (or gross well) is the total acres or wells, as the case may be, in which a working interest is owned.

     Before we commit substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, we complete our due diligence process on our leased property, including obtaining a title or title insurance to confirm our rights to any oil, gas or other minerals produced pursuant to our lease. It is difficult to determine what our final interest in any oil, gas or other mineral that we produce will be until we have negotiated with the third parties that we may hire to perform drilling, completion and operating activities on our wells.

     Substantially all of our capital expenditures have been associated with the acquisition of oil and gas mineral leases. Our strategy is to continue to expand our lease base principally through acquisitions of additional mineral leases. As a result, it is likely that capital expenditures will exceed cash provided by operating activities in years where significant growth occurs in our oil and gas reserve base. In such cases, additional external financing will be required.

     We also intend to grow through the acquisition of producing oil and gas properties, although at this time we are unable to predict the number and size of such acquisitions, if any, which will be completed. Our ability to finance oil and gas acquisitions is determined by cash flow from operations and available sources of debt and equity financing.

     We continue to research the prospects for gas well development in other geological formations. It is possible that we will invest in prospects not described here, or that little investment will be made in the prospects described here.

Regulation

     Regulation of Oil and Natural Gas Production. Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

     Federal Regulation of Natural Gas. The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which may affect the marketing of natural gas produced by us, as well as the revenues that may be received by us for sales of such production. Since the mid-1980's, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

     The price we may receive from the sale of oil and natural gas liquids will be affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on our intended operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

     Environmental Matters. Our operations and properties, when established, will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

     *    require  the acquisition of a permit or other authorization  before
          construction   or   drilling  commences  and  for   certain   other
          activities;

     * limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

     * impose substantial liabilities for pollution resulting from our intended operations.

     The permits required for our intended operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general.

     The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our intended operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

     ESA. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our intended operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations, when implemented, altogether.

                                 Competition

      We compare with numerous other oil and gas exploration companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected.

                                  Personnel

     We currently have two full time employees. As drilling production activities commence, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements, however, our sole officer has entered into an employment agreement with us. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

      Our proposed personnel structure could be divided into three broad categories: management and professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

                                 Consultants

     Goran Blagojevic. On August 20, 2002, we entered into a Translation and Business Consulting agreement with Goran Blagojevic. Under the terms of the agreement Mr. Blagojevic will perform written and verbal translation services and certain other business consulting services for us. The agreement is terminable by either party without notice or cause. All compensation payable to Mr. Blagojevic would be agreed upon in advance by us, as Mr. Blagojevic will only be utilized on an as needed basis. On December 20, 2002, we amended the agreement whereby Mr. Blagojevic would assist us in finding, assessing, qualifying and negotiating with potential European working interest partners that would support our field development program. As consideration for the additional responsibilities, we issued Mr. Blagojevic a warrant to purchase 500,000 shares of our common stock at $0.75 per share. The warrant expires on July 1, 2003.

     B&B Cooperative Venture and Birk Petroleum. On November 15, 2002, we entered into a Service and Water Disposal Agreement with B&B Cooperative
Venture ("B&B") and Birk Petroleum ("Birk"), whereby B&B provides us with pumping services on our existing wells to monitor operations, and assess and report on the disposition of the production process. Birk will transport the produced water from its lease tanks to the disposal well where Birk will inject produced water into the disposal well. We will pay B&B $10.00 per day for each well that it provides pumping services and will pay Birk at the rate of $60.00 per hour for water hauling and $250.00 per month for the use of the disposal well. The term of the agreement is for 1 year commencing on the date of execution.

     William Stoeckinger. On December 19, 2002, we entered into a one year geologist/technical advisor consulting agreement with William Stoeckinger. Under the terms of the agreement Mr. Stoeckinger will assist us in the areas of geology, geophysical and formation evaluation, drilling and completion, regulatory and lease evaluation matters and other technical concerns related to the exploration and production of hydrocarbons. Mr. Stoeckinger will be paid a daily rate ranging from $400 to $500 per day for his services. As an inducement for Mr. Stoeckinger to begin consulting for us, we issued him 160,000 shares of our common stock. In addition, Mr. Stoeckinger will be issued 20,000 shares of our common stock for each month that he fulfills his duties as described in the agreement. As further consideration, we granted Mr. Stoeckinger an option to purchase 50,000 shares of our common stock at $0.50 per share and 50,000 shares at $1.00 per share. The option expires on December 19, 2004.

     Russell Frierson. On December 27, 2002, we entered into a one year land services consulting agreement with Russell Frierson. Under the terms of his agreement, Mr. Frierson will provide to us land professional services in the nature of preparation and drafting of written agreements concerning well location, waivers of surface use and other lease provisions, damage release and compensation agreements related to drilling operations, easement and right of way agreements, pooling and farm out agreements, and such other consents, declarations, designations, memoranda, notices, ratifications and stipulations by and between us and any and all surface owners in or adjacent to our mineral lease hold interests. As an inducement for Mr. Frierson to begin consulting for us, we issued him 50,000 shares of our common stock. In addition, we granted Mr. Frierson an option to purchase 50,000 shares of our common stock at $0.50 per share for a period of 3 years. This agreement is terminable by us for cause.

     Lawrence Kehoe. On December 27, 2002, we entered into a one year land services consulting agreement with Lawrence Kehoe. Under the terms of his agreement, Mr. Kehoe will provide to us land professional services in the nature of negotiation and execution of easements and surface agreements, and negotiation and execution of requisite consents, declarations, designations, memoranda, notices, ratifications and stipulations by and between us and any and all surface owners in or adjacent to our mineral lease hold interests. As an inducement for Mr. Kehoe to begin consulting for us, we issued him 325,000 shares of our common stock. In addition, we granted Mr. Kehoe an option to purchase 325,000 shares of our common stock at $0.50 per share for a period of 3 years. This agreement is terminable by us for cause.

    Cody Felton. On December 27, 2002, we entered into a one year land services consulting agreements with Cody Felton. Under the terms of his agreement, Mr. Felton will provide to us land professional services in the nature of acquisition and recording of mineral interests and the performance of any and all due diligence and title work on leased properties. As an inducement for Mr. Felton to begin consulting for us, we issued him 325,000 shares of our common stock. In addition, we granted Mr. Felton an option to purchase 325,000 shares of our common stock at $0.50 per share for a period of 3 years. This agreement is terminable by us for cause.

ITEM 2.   PROPERTIES

     We maintain our executive office at 6265 S. Stevenson Way, Las Vegas, NV 89120 from Branagan & Associates. The office is provided free of charge on a month-to-month basis. Paul Branagan, President of Petrol, is also president of Branagan & Associates.

     We also lease approximately 2,500 square feet of space in Waverly, Kansas, where our field and leasing offices are located. As of December 31, 2002, the lease had a remaining term of approximately 1 month, expiring January 23, 2003, at which time we had the option to renew the lease or acquire the property.

Subsequent Event

     On January 21, 2003, we renewed our lease agreement for another year, expiring on January 23, 2004. The monthly lease obligation on this facility is $300.00.

ITEM 3.   LEGAL PROCEEDINGS

     We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 1, 2002, we received a unanimous consent from our then sole stockholder for the approval of the asset purchase agreement with Petrol Energy.

                                   PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

(a) Market Information

      There is currently no public market for our securities. We intend to file for inclusion of our common stock on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board; however, there can be no assurance that NASD will approve the inclusion of the common stock.

(b) Holders of Common Stock

     As of December 31, 2002, we had approximately 37 stockholders of record of the 13,151,993 shares outstanding.

(c) Dividends

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the

Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

Issuances to Officers and Directors

      On March 3, 2000, we issued 5,000,000 shares of our $0.001 par value common stock to our sole officer and director for services valued at $5,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4 (2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

      From January 1, 2001 through April 1, 2002 we issued additional shares of our common stock to Mr. DeMint at par value, $0.001 per share, for conversion of debt to equity for monies advanced by Mr. DeMint. The dates of the issuance and number of shares issued is as follows:

Date of issuance          Number of Shares
January 1, 2001              1,405,000
April 1, 2001                  22,060
July 1, 2001                   13,240
October 1, 2001                14,060
April 1, 2002                  21,880

     We believe that the issuances of the shares described above were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Mr. DeMint, because of his position with our company, was deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The shares were issued directly by us and did not involve a public offering or general solicitation. There were no commissions paid on the issuance of the shares.

     On December 19, 2002, we granted Paul Branagan, our president and chairman, an option to purchase 1,250,000 shares of our common stock at prices ranging from $0.50 to $2.50 per share. We believe that the grant of the option was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Mr. Branagan, because of his position with our company, was deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933.

Asset Purchase Agreement

     On August 19, 2002, we executed an Asset Purchase Agreement with Petrol Energy, Inc., whereby we issued 10,918,300 shares of our restricted common stock in exchange for certain assets and liabilities of Petrol Energy. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of
Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares occupied a privileged position with our company, due to its preexisting relationship with Mr. DeMint, that afforded them an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient's management had the opportunity to speak with Mr. DeMint on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares.

Share Cancellation

     On August 21, 2002, Mr. DeMint cancelled 5,826,240 shares concurrent with the asset purchase with Petrol Energy, Inc. for no consideration.

NIO Fund Sales

     From November 5, 2002 through December 2, 2002, we issued and sold a total of 660,303 shares to NIO FUND Investment Management Limited for a total purchase price of $330,151.25, all of which was paid in cash. In addition to the above sales to NIO, we issued NIO warrants to purchase up to $3,500,000 of our common stock at a 12.5% discount to market, however, not to be less than $0.875 per share. The amount and expiration of each warrant is as follows:

                   Amount            Expiration
                  $500,000         March 31, 2003
                  $500,000         April 30, 2003
                  $500,000          May 31, 2003
                  $500,000          June 31, 2003
                  $500,000         August 31, 2003
                  $500,000        November 30, 2003
                  $500,000        January 31, 2004

     We believe that the issuance and sale of the shares and issuance of the warrants were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares and warrants were issued directly by us and did not involve a public offering or general solicitation. NIO is an accredited investor as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The recipient of the shares and warrants was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make its investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares and warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuances to Consultants

     On December 19, 2002, we agreed to issue William Stoeckinger 160,000 shares of our common stock and granted him an option to purchase (i) 50,000 shares of common stock at $0.50 per share and (ii) 50,000 shares of common stock at $1.00 per share. The options are exercisable until December 19, 2004. In addition, as part of Mr. Stoeckinger's consulting agreement we have agreed to issue Mr. Stoeckinger an additional 20,000 shares per month for the term of his agreement (240,000 shares total). The shares have not been issued as of December 31, 2002. We believe that the issuance of the shares and grant of the option were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

     On December 27, 2002, we issued 3 of our consultants a total of 700,000 shares of common stock and granted options to purchase up to 700,000 shares of common stock at $0.50 per share as consideration for consulting services. The options are exercisable for a period of 36 months. We believe that the issuance of the shares and grant of the options were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

     On December 30, 2002, we issued a warrant to Goran Blagojevic to purchase up to 500,000 shares of common stock at $0.75 per share as partial consideration for consulting services. The warrant is exercisable until July 1, 2003. We believe that the issuance of the warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Other Issuances and Sales

     On December 27, 2002, we issued and sold a total of 88,390 shares of common stock to 2 individual accredited investors for a total purchase price of $44,195, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

      On December 30, 2002, we issued and sold a total of 135,000 shares of common stock to an individual accredited investor for a total purchase price of $101,250, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make its investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision. There were no commissions paid on the issuance and sale of the shares.

Subsequent Issuances

      On January 26, 2003, we issued 55,000 shares of common stock to a consultant in exchange for services rendered to us amounting to $27,500. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of
Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing that shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions. There were no commissions paid on the issuance and sale of the shares.

      On February 6, 2003, we issued 1,000,000 shares of our $0.001 par value common stock to Cornerstone Bank to hold as collateral for a line of credit in the amount of $250,000. We believe that the issuance of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), 4(6) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing that shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions. There were no commissions paid on the issuance and sale of the shares.

      On March 13, 2003, we issued and sold a total of 350,000 shares of common stock to 4 individual accredited investors for a total purchase price of $262,500, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

      All of the above-described issuances were exempt from registration (i) pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering, (ii) Regulation S or (iii) Regulation D promulgated under the Securities Act. With respect to each transaction listed above, no general solicitation was made by us or any person acting on our behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 6.   PLAN OF OPERATION

     This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Petrol Oil and Gas, Inc., formerly named Euro Technology Outfitters, was incorporated in Nevada on March 3, 2000. We are structured to become an oil and gas exploration and development company. Our primary business objective is to produce economic quantities of natural gas from buried coal seams, denoted as CBM.

      We have yet to generate revenues from any source and there is a substantial going concern issue as to whether we will ever be able to commercialize our oil and natural gas production and generate sufficient, if any, revenues to satisfy our working capital requirements. Since inception, we have been dependent on the sale of our equity securities and loans from affiliates to satisfy our working capital requirements. We continue to have a working capital deficiency that raises substantial concern regarding our ability to continue as a going concern.

Plan of Operation

     During the next twelve months we plan to focus our efforts on increasing our production and reserves of natural gas through the development of our existing properties, raising additional equity capital and furthering our business plan.

     We intend to fund portions of our field operations through revenues obtained from sales of our CBM gas production, if any. To accelerate the development program we plan to take on WI partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing companies and generally expand our existing operations.

     Because of our limited operating history we have yet to generate revenues from the sale of oil or natural gas. Our current operation is based upon a recent acquisition of mineral leases from Petrol Energy, Inc. Our activities have been limited to the negotiation of an agreement and preliminary analysis. Consequently, we have incurred the expenses of start-up.

     Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

     We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank.

     We have no operating history, no significant current operations, minimum cash on hand, and no profit. Because of these factors, our auditors have issued an audit opinion for us which includes a statement describing our going concern status. This means there is substantial doubt about our ability to continue as a going concern. While we believe we have made good faith estimates of our ability to secure additional capital in the future to reach our goals, there is no guarantee that we will receive sufficient funding to implement any future business plan steps.

     Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our oil and gas production, the level of competition and our ability to deliver products while maintaining quality and controlling costs.

Field Development

     Our current plan of operation for field development starts with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the oil, gas and other hydrocarbons that we find, and delivering them to market. Although we believe that we have leased enough land to move forward with our field development, we will have to obtain additional financing before we can fully implement this next phase of our operations.

     Field development operations began in August 2002, with the drilling and logging of three test wells. Each test well is located on a separate mineral lease in the southwest portion of Coffey County. These drill sites were selected based on a variety of factors, including information gathered from historic records and drill logs (depth, and thickness of coal seams and the results of electric gamma ray readings), proximity to existing interstate distribution pipelines, ease of access for drilling equipment the presence of oil and natural gas in the immediate vicinity, and consultations with our operator and driller. Since these are considered to be exploratory or test wells they have only been partially completed in order to allow us to investigate the production capacity of selected coal intervals, and to obtain important technical information related to stimulation activities that are almost always required to make CBM wells commercially productive. Thus we do not presently have any estimates of oil and gas reserves on these properties. Consequently we have not reported our reserve estimates to any state, or federal authority.

      During this phase of our plan of operation we expect to drill, test and complete about 40 CBM producing wells. These drilling and testing efforts will also allow us to determine whether there are other forms of commercially producible hydrocarbons present, such as oil or other types of natural gas. Each well will be drilled and tested individually. If commercially producible amounts of gas are present, the well will be fully completed and a local distribution pipeline installed. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin pumping although these revenues may be realized on a quarterly basis.

      Once we have identified a proposed drilling site, we as a licensed operator in the State of Kansas, will be engaged in all aspects of well site operations. As the operator we will be responsible for permitting the well, which will include obtaining permission from the Kansas Oil and Gas commission relative to spacing requirements and any other stated and federal environmental clearances required at the time that the permitting process commences. Additionally, we will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actual drill the well to the target zones. Should the well be successful, we will be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced.

     As the operator we will be the caretaker of the well once production has commenced. We have no formal experience in well operations and will to hire or retain professions to assist us in our efforts. As the operator, we will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Again, we have no experience in operating an oil or gas production company, therefore, we will be forced to hire experienced operation staff, when needed. Once the production has been sold, we anticipate that purchaser thereof will carry out its own research with respect to ownership of that production and will send out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser will issue the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced or appropriately abandoned. We anticipate hiring professionals to assist us in our operations until such time as our management has sufficient knowledge and operations ability.

      We have a working relationship and have used Well Refined Drilling of Thayer, Kansas, to drill our first three exploratory test wells. Owner/Operator Jeffery Kephart has been a driller since 1978, and has drilling in excess of 10,000 wells in Kansas, Oklahoma, Texas, Wyoming, and Missouri. More than 200 of those wells have been CBM wells. The driller will be responsible for performing or contracting with third parties and supervising their efforts, on all aspects of the drilling operation except for geological services.

     We have a one year consulting agreement with Mr. William Stoeckinger, a Certified Petroleum Geologist, from Bartlesville, Oklahoma to provide geological services both in the assessment process and in the development program.

     Based on our first three test wells we anticipate that each well in our targeted area will cost approximately $35,000 to locate, drill and test, an additional $30,000 to complete, plus an additional $350 per month per well to pay for electricity, pulling and repairs, pumping and other miscellaneous charges. In support of these operations we have working agreements with local third parties to monitor and maintain our wells and perform drilling and work-over activities.

     If any of our wells proves to hold commercially producible gas, we will need to install a distribution infrastructure to transport our gas from the wellhead to one of the major distribution pipelines. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Williams Energy, CMS Energy, and Enbridge. We have initiated contact with two of these companies to ascertain the specific locations of their pipelines, their requirements to purchase gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. Traditionally, the major distribution of gas in the United States have purchased production from anyone who can get sufficient quantities of quality gas to their distribution pipeline. Because some of these companies have purchased coal-bed methane from producing wells in the southern part of Kansas, we believe that if the gas produced from wells drilled in our targeted area meets their criteria in both quantity and quality, they will purchase our gas from the Company at market prices. To date, we have not entered into any purchase agreements nor have we received assurances from anyone that they will enter into such agreements with us in the future.

     Presently, we cannot accurately predict the costs of transporting our gas products to these existing interstate pipelines. The cost of installing a distribution infrastructure or local gathering system will vary depending upon the distance the gas must travel from its wellhead to the compressor station and high pressure pipeline tap, and whether the gas must be treated to meet the purchasing company's quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, we anticipate that the total cost of installing a distribution infrastructure for ten producing wells will be approximately $150,000 or $15,000 each plus a one-time expense of $50,000 to tap into the high pressure interstate pipeline.

      The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. We do not have any delivery commitments with respect to any oil or gas produced from any properties that we acquire. However, due to the U.S. government's recent push toward increased domestic production of energy sources, the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas that it produces, once it has been delivered to a distribution facility.

     The success of this phase of our plan of operation is dependent upon our ability to obtain additional capital to drill exploratory and test wells and also upon our successfully finding commercially producible amounts of coal-bed methane gas or other hydrocarbons in the wells that we drill. We cannot assure you that we will obtain the necessary capital or that we will find commercially producible amounts of gas if our drilling operations commence.

     The timing of most of our capital expenditures is discretionary. Currently there are no material long-term commitments associated with our capital expenditure plans. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors.

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

     Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of commons stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

      As of December 31, 2002, we had assets of $444,792, and $134,969 in liabilities. Resulting in a stockholders equity of $309,823.

Subsequent Event

     On February 6, 2003, we entered into a loan agreement with Cornerstone Bank, whereby Cornerstone Bank has provided us with a line of credit in the amount of $250,000, which expires on May 6, 2003. The interest rate on the loan is 2.000% above the Corporate Base Rate. We have pledged to Cornerstone Bank all of our assets, including, but not limited to 1,000,000 shares of our $0.001 par value common stock to be held by Cornerstone Bank as collateral until the loan has been paid in full under the terms and conditions of the agreement, or in the event of default the sale of the collateral. We received an irrevocable proxy from Cornerstone which gives our Board of Directors full voting rights over the pledged shares. Pursuant to the agreement, upon the occurrence and during the continuance of an event of default, Cornerstone may at its option declare all of the obligations to be immediately due in full, and shall thereupon have all the rights and remedies provided to it as a secured party under the Uniform Commercial Code in effect in the State of Kansas or in such other jurisdiction in which any collateral is located. As of the date of this filing, we have not used any portion of the line of credit.

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

      While we believe our estimates of projected occurrences and events are within the timetable of our business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will not be able to continue in business.

      As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.
MATERIAL CHANGES IN RESULTS OF OPERATIONS

Asset Purchase Agreement

     On August 19, 2002, we executed an Asset Purchase Agreement with Petrol Energy, Inc., whereby we issued 10,918,300 shares of our restricted common stock in exchange for certain assets and liabilities of Petrol Energy. The assets we acquired included approximately 289 oil and gas mineral leases.

Personnel

     We currently have two full time employees. As drilling production activities commence, we intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Going Concern

     The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 20, 2002, G. Brad Beckstead CPA was dismissed as our independent accountant.

      We have appointed Weaver & Martin, LLC, as our independent accountants for the fiscal year ending December 31, 2002. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors. Weaver & Martin, LLC was engaged by us on August 20, 2002.

      The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by G. Brad Beckstead CPA, as our independent accountants.

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

     On  August  21,  2002,  Anthony N. DeMint, our  then  sole  officer  and
Director, appointed Paul Branagan as a director of the Company and subsequently resigned, leaving Mr. Branagan as our sole director. Following his appointment, Mr. Branagan elected himself as the sole officer of the Company.

     On December 12, 2002, the Board of Directors elected Loren Moll to serve as a director of the Company until the next annual meeting of stockholders.

      The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

               NAME     AGE                      POSITION
    Paul T. Branagan    59    President, CEO, Chairman, Secretary/Treasurer
    Loren Moll          46    Director

Duties, Responsibilities and Experience

Paul Branagan, president, CEO and chairman of Petrol. Mr. Branagan graduated from the University of Las Vegas Nevada with a B.S. in physics. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. From 1975 to 1993 he was the Project Manager, Assistant Oil and Gas Division Manager and Senior Scientist of CER Corporation of Las Vegas, Nevada. Since 1999, Mr. Branagan has been the President and a member of the board of directors of Millennium Plastics Corporation, a 34 Act Reporting Nevada Corporation.

Loren W. Moll, a director of Petrol, has been a member of the law firm of Caldwell & Moll, L.C. in Overland Park, Kansas since its establishment in November 1996. Mr. Moll concentrates his practice in all areas of real estate law, including commercial real estate transactions, breach of contract, escrow and title disputes, commercial leasehold disputes, real estate broker liability, and oil and gas. Mr. Moll holds a B.A. degree from the University of Kansas (1983) and his Juris Doctor degree, Order of the Coif, from the University of Kansas School of Law (1986) where he was

Research Editor for the University of Kansas Law Review. Mr. Moll was formerly a partner of the real estate law firm Lewis, Rice & Fingersh from 1986 to 1994 and was associated with the international law firm Bryan Cave LLP from 1994 to 1996.

                    Limitation of Liability of Directors

     Pursuant  to  the  Nevada  General  Corporation  Law,  our  Articles  of
Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

               Board of Directors Committees and Compensation

Compensation Committee Interlocks and Insider Participation

     The  Board  of  Directors does not have a Compensation Committee.   Paul
Branagan, President, oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended December 31, 2002, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall Policy; Significant Factors. The compensation decisions made by the Board of Directors in respect of our executive officers were influenced by two major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

Stock Option and Non-Employee Directors' Plan

     The following description applies to the stock option plan which we adopted in December of 2002; 2,050,000 options have been granted as of the date of this filing.

     We have reserved for issuance an aggregate of 3,000,000 shares of common stock under our 2002/2003 Stock Option Plan and Non-Employee Directors' Plan. These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

Stock Option Plan

     Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plan and the directors' plan) and other employees and consultants and its subsidiaries (if established) will be eligible to receive options under the planned stock option plan. The committee will administer the stock option plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plan.

     Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

     Each option granted under the stock option plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. In the event of a change of control (as defined in the stock option plan), the date on which all options outstanding under the stock option plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

Option Grants

     The board of directors adopted a 2002/2003 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to

3,000,000 shares of common stock may be granted to employees, directors and consultants. Pursuant to the plan, stock options were granted as follows:

   Date Granted           Exercise Price Per Share         Number of Shares
December 19, 2001
           Granted             $0.50 to $2.50                      1,350,000
         Exercised                   -                                   -0-
         Cancelled                   -                                   -0-

December 27, 2001
           Granted                 $0.50                             700,000
         Exercised                   -                                   -0-
         Cancelled                   -                                   -0-

Total outstanding              $0.50 to $2.50                      2,050,000

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2002 all forms 3, 4 and 5 were filed on a timely basis or as of this filing for our executive officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation of our officers and directors, Paul Branagan since his appointment on August 21, 2002 through December 31, 2002, Loren Moll since his appointment December 12, 2002 through December 31, 2002 and our previous sole officer and director Anthony N. DeMint from January 1, 2002 through August 21, 2002.

Summary Compensation Table


                       Annual Compensation           Long Term Compensation
                                           Other
 Name and                                  Annual
 Principal                                Compensa   Restricted
 Position     Year    Salary     Bonus      tion        Stock       Options
Paul
Branagan,
President,
Secretary/
Treasurer,
Director      2002    $35,000     N/A       N/A          N/A       1,250,000
                                                                      (1)

Loren Moll,
Director      2002       $-0-     N/A       N/A          N/A          N/A

Anthony N.
DeMint
Prior
Officer &
Director      2002       $-0-     N/A       N/A          N/A          N/A

  (1) The options are exercisable at prices ranging from $.50 to $2.50 per share, pursuant to Mr. Branagan's Employment Agreement.



        EXECUTIVE OFFICER/DIRECTOR OPTION GRANTS IN LAST FISCAL YEAR

                              Percent of
                                total
                Number of      options
                securities    granted to
                underlying    employees    Exercise or
                 options      in fiscal     base price
    Name         granted         year       ($/Share)      Expiration Date
Paul Branagan   1,250,000        100%         $0.50       December 19, 2005
                                                to
                                              $2.50


             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION VALUES

                                           Number of
                 Shares                   Securities
                acquired                  underlying           Value of
                   on        Value        unexercised        unexercised
                exercise    Realized      options at      options at fiscal
    Name           (#)        ($)       fiscal year-end        year-end
Paul Branagan      -0-        -0-          1,250,000             -0-

Employment Agreement

     On December 19, 2002, we entered into an employment agreement with Paul Branagan. The term of employment is three (3) years. Mr. Branagan serves as our sole officer and director. Mr. Branagan shall receive a base salary of $135,000 per annum for the first year of employment, increasing to $160,000 per annum for the second and third year of his employment. In addition to the cash compensation earned by Mr. Branagan, we granted Mr. Branagan an option to purchase shares of our common stock according to the following:

           Number of Shares      Price Per Share
              Purchasable
                250,000               $0.50
                250,000               $1.00
                250,000               $1.50
                250,000               $2.00
                250,000               $2.50

     The options are exercisable at any time and expire on the third anniversary of issuance or the termination of Mr. Branagan's employment agreement.

Compensation Committee

     We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Director Compensation and Other Arrangements

     Directors of Petrol who are not employees receive compensation of $1,000 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may receive grants of options to purchase shares of our common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.

                                               Number          Percent
          Name of Beneficial Owner (1)       of Shares        Of Class
          Paul Branagan (2)                       500,000       3.8%
          Loren Moll                            3,100,000       23.6%
          Michael Morse                           900,000       6.8%
          Mariano Baciga                          700,000       5.3%
          Francesco & Giannino Smania             678,572       5.2%
          Paolo Simoni (3)                        660,303        5%
                                               ----------     -----------
          All Directors & Officers as a         6,538,875       49.7%
          Group
                                               ==========     ===========

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) Does not include 1,250,000 options to purchase shares of the Company at prices ranging from $.50 to $2.50 per share.
(3) Does not include 4,000,000 warrants to purchase shares of the Company for $.875 per share. Mr. Simoni is the President of NIO Fund Investments Management Limited.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Paul Branagan

     Paul Branagan, our sole officer and chairman of the board, is an officer and director of Millennium Plastics Corporation, another public company, which may impact the amount of his time spent on our business matters. Mr. Branagan may have demands placed on his time, which will detract from the amount of time he is able to devote to us. Mr. Branagan intends to devote approximately 35-40 hours per week of his business time and attention to our activities as required, until such time as we have established sufficient business opportunities that will require more of his time. However, there is no assurance that Mr. Branagan would not attend to other matters prior to ours. We consent to and understand this potential conflict of interest.

NIO Fund

     On August 19, 2002, we entered into a letter of intent with NIO Fund Investment Management Limited (NIO) whereby NIO would exclusively raise funds throughout Europe and invest in us. From November 5, 2002 through December 2, 2002, we issued and sold a total of 660,303 shares to NIO for a total purchase price of $330,151.25, all of which was paid in cash. In addition to the above sales to NIO, we issued NIO warrants to purchase up to $3,500,000 of additional shares of our restricted common stock in the amount of $500,000 per month for the months of March, April, May, June, August and November of 2003 and January of 2004. The price per share would be at a discount of 12.5% of the market price of our shares that were being traded on any exchange or over-the-counter but not less than $0.875 per share.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

          A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          1.     Independent Auditors Report                       F-1
          2.     Financial Statements:
               Balance Sheet                                       F-2
               Statement of Operation                              F-3
               Statement of Changes in Stockholders'               F-4
               Statement of Cash Flows                             F-5
               Notes to Consolidated Financial Statements   F-6 - F-13

     2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          8-K/A Report filed on 9/06/02, Asset Purchase Agreement with Petrol Energy, Inc.
          8-K Report filed on 9/05/02, Asset Purchase Agreement with Petrol Energy, Inc.

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          NONE

     4.   Exhibits
                                EXHIBIT INDEX
      Exhibit Number         Description
          (1)      N/A
          (2)* Asset Purchase Agreement between Petrol Energy, Inc. and Euro Technology Outfitters, August 19, 2002
          (3)(i)*  Articles of Incorporation
                  (a) Certificate of Amendment of Articles of Incorporation of Euro Technology Outfitters, filed on August 20, 2002
                  (b) Articles of Incorporation for Euro Technology Outfitters, filed on March 3, 2000
          (3)(ii)*Bylaws for Euro Technology Outfitters
          (4)     N/A
          (5)     N/A
          (8)     N/A
          (9)     N/A
          (10.1)* Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated dated December 20, 2002 (10.2)* Service and Water Disposal Agreement dated November 15,
                  2002
          (10.3)* Employment agreement with Paul Branagan dated December 19,
                  2002
          (10.4)* Geologist/Technical Advisor Consulting Agreement with
                  William Stoeckinger dated December 19, 2002
          (10.5)* Land Services Consulting Agreement with Russell Frierson dated December 27, 2002
          (10.6)* Land Services Consulting Agreement with Lawrence Kehoe dated December 27, 2002
          (10.7)* Land Services Consulting Agreement with Cody Felton dated
                  December 27, 2002
          (10.8)* Waverly Kansas Office Lease dated January 21, 2003
                  2002 Master Stock Option Plan
          (10.9)* Proxy from Cornerstone Bank
          (11)    N/A
          (13)    N/A
          (15)    N/A
          (16)* Letter of G. Brad Beckstead CPA regarding change in certifying accountant, September 5, 2002
          (17)    N/A
          (18)    N/A
          (19)    N/A
          (20)    N/A
          (21)    N/A
          (22)    N/A
          (23)    N/A
          (24)    N/A
          (25)    N/A
          (26)    N/A
          (99)    N/A
          ________________________
          *  Filed in Form SB-2 on January 22, 2003

ITEM  14. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

      There  has been no significant changes in our internal controls  or  in
other   factors  that  could  significantly  affect  the  internal   controls
subsequent to the date we completed our evaluation.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.           DATED:  April 15, 2003



By:/S/PAUL BRANAGAN
  Paul Branagan, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                              Date

/S/PAUL BRANAGAN         President, Secretary/Treasurer,    April 15, 2003
Paul Branagan            CEO, Chairman,
                         Chief Accounting Officer

/S/LOREN MOLL            Director                           April 15, 2003
Loren Moll

                                CERTIFICATION

I, Paul Branagan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Petrol Oil and Gas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/S/PAUL BRANAGAN
Paul Branagan
President/Chief Accounting Officer

                          Petrol Oil and Gas, Inc.
                        Index To Financial Statements


Report of Independent Certified Public Accountants            F-1

Consolidated Balance Sheets, December 31, 2002 and 2001       F-2

Consolidated Statement of Operations for the Years
Ended December 31, 2002,2001 and from inception
(March 3, 2000) to December 31, 2002                          F-3

Consolidated Statement of Stockholders' Equity from
inception (March 3, 2000) to  December 31, 2002              F-4

Consolidated Statement of Cash Flows for the Year
Ended December 31, 2002, 2001, and from inception
(March 3, 2000) to December 31, 2002                          F-5

Notes to Consolidated Financial Statements             F-6 - F-13

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Petrol Oil & Gas, Inc.:

     We have audited the balance sheet of Petrol Oil & Gas Inc. (formerly known as Euro Technology Outfitters), as of December 31, 2002 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrol Oil & Gas, Inc. at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             WEAVER & MARTIN, LLC

Kansas City, Missouri

March 14, 2003


                           Petrol Oil & Gas, Inc.
               (Formerly known as Euro Technology Outfitters)
                        (A Development Stage Company)
                                Balance Sheet

                                                        December 31,
                                                      2002          2001
          Assets
          Current assets:
            Cash                                   $  161,836   $      --


          Oil and gas properties using full
          cost accounting:
            Properties not subject to                 282,956          --
          amortization

                                                      444,792          --


          Liabilities and shareholders' equity
          Current liabilities:
            Accounts payable                          109,969             --
            Due to officer                             25,000             --

               Total current liabilities              134,969             --

          Contingencies and commitments

          Shareholders' equity:
          Preferred stock, $.001 par,                      --             --
          authorized 10,000,000 shares; no
          shares issued
          Common stock, $.001 par, authorized          13,152          6,454
          100,000,000 shares; 13,151,993 and
          6,476,240 issued and outstanding at
          December 31, 2002, and 2001
            Stock paid for not issued 215,000         107,500             --
          shares
            Additional paid in capital                898,870             --
            Deficit accumulated under the           (709,699)        (6,454)
          development stage

                                                      309,823             --

                                                   $  444,792    $        --

                     See notes to financial statements.


                           Petrol Oil & Gas, Inc.
               (Formerly known as Euro Technology Outfitters)
                        (A Development Stage Company)
                           Statement of Operations

                                                           March 3, 2000
                                                          (inception) to
                             Year Ended December 31,       December 31,
                                2002         2001              2002
          Revenue:            $      --   $        --  $                  --

          Professional and      682,246            --                682,246
          consulting fees
          Travel                 10,480            --                 10,480
          Miscellaneous          10,519           349                 16,973
          expense

          Net loss          $ (703,245)    $    (349)        $     (709,699)



          Basic and diluted $    (0.08)    $        --     $           (0.11)
          earnings per
          share

          Weighted shares     8,338,208     6,454,360              6,685,447
          outstanding

                     See notes to financial statements.

                           Petrol Oil & Gas, Inc.
               (Formerly known as Euro Technology Outfitters)
                        (A Development Stage Company)
                      Statement of Shareholders' Equity

                                                        Deficit
                                                       Accumulate
                                   Addition   Stock        d        Total
                 Common Stock         al       Paid      During   Sharehold
                    Shares         Paid-in   For Not   Developmen    ers'
                    Amount         Capital    Issued       t        Equity
                                                         Stage
March 3,      5,000,000    $5,000    $   --   $    --   $      --   $  5,000
2000

Net loss
from
inception
 to December         --        --        --        --     (6,105)    (6,105)
31, 2000
Balance       5,000,000     5,000        --        --     (6,105)    (1,105)
December 31,
2000

January 1,
2001 issued
for
 debt         1,405,000     1,405        --        --          --      1,405

April 1,         22,060        22        --        --          --         22
2001 issued
for debt

July 1, 2001     13,240        13        --        --          --         13
issued for
debt

October 1,
2001 issued
for
 debt            14,060        14        --        --          --         14

Net loss for
the year
ended
 December            --        --        --        --       (349)      (349)
31,2001

Balance       6,454,360     6,454        --        --     (6,454)         --
December 31,
2001

July 1, 2002     21,880        22        --        --          --         22
issued for
debt

Stock       (5,826,240)   (5,826)     5,826        --          --         --
contributed
to capital

Stock issued
in an asset
 purchase    10,918,300    10,918    39,662        --          --     50,580

Stock sold      883,693       884   474,712        --          --    475,596

Stock earned         --        --        --   107,500          --    107,500
not issued

Stock issued    700,000       700   349,300        --          --    350,000
for services

Options              --        --    29,370        --          --     29,370
issued for
services

Net loss for
the year
ended
 December            --        --        --        --   (703,245)  (703,245)
31, 2002
Balance      13,151,993   $13,152  $898,870  $107,500  $(709,699)  $ 309,823
December 31,
2002

                     See notes to financial statements.

                           Petrol Oil & Gas, Inc.
               (Formerly known as Euro Technology Outfitters)
                        (A Development Stage Company)
                           Statement of Cash Flows

                                                           March 3, 2000
                                                           (inception) to
                                 Year Ended December        December 31,
                                         31,
                                  2002         2001             2002
Operating activities:
  Net loss                     $(703,245)    $    (349)   $         (709,699)
  Change in assets and
liabilities-
  Accounts payable                 20,589           --                20,589
  Due to officer                   25,000      (1,105)                25,000
     Cash used in operating     (657,656)      (1,454)             (664,110)
activities

Investing activities:
  Additions to oil & gas
property not subject to
  amortization                  (142,995)           --             (142,995)
     Cash used in investing     (142,995)           --             (142,995)
activities

Financing activities:
  Stock issued for debt                21        1,454                 6,475
  Stock and options issued for    379,370           --               379,370
services
  Stock sold                      475,596           --               475,596
  Stock paid for not issued       107,500           --               107,500
     Cash provided from           962,487        1,454               968,941
financing activities

Increase in cash                  161,836           --               161,836
Beginning cash                         --           --                    --
Ending cash                     $ 161,836   $       --  $            161,836

Supplemental cash flow
information:
  Interest paid                 $      --   $       --  $                 --

  Income taxes paid             $      --   $       --  $                 --


Non cash financing activities:
  Stock issued for assets       $  50,580   $       --  $             50,580
acquired

  Addition to oil & gas
property not
  subject to amortization and
accounts payable
  assumed in asset purchase     $  89,381   $       --  $             89,381

  Stock contributed to paid in  $   5,826   $       --  $              5,826
capital

                     See notes to financial statements.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

 Organization and business

On March 3, 2000 Euro Technology Outfitters (Euro) was incorporated in Nevada. Euro was a reporting public shell with no business activity. On August 19, 2002 Euro acquired, in an asset purchase agreement, land leases and accumulated expenditures and assumed liabilities from Petrol Energy, Inc. Petrol Energy, Inc. received 10,918,300 shares of Euro and transferred into Euro property leases that the Company will use for the development and exploration of oil, gas, and methane. The par value of the Euro shares ($10,918 and additional paid-in capital of $39,662) was recorded which reflected the amount of lease payments made by Petrol in the last year. Also recorded were accounts payable totaling $89,381 and the associated capitalized costs relating to the payables.

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

Loss per share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on December 31, 2002.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

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

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 -  STOCKHOLDERS' EQUITY

Common stock
The aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.001. As of December 31, 2002, 13,151,993 shares were issued and outstanding. However, there is an additional 215,000 shares that were bought but unissued at December 31, 2002.

Preferred stock
The  aggregate  number  of shares of preferred stock  that  the  Company  has
authority  to  issue is 10,000,000 shares at a par value of  $0.001.   As  of
December 31, 2002, no shares of preferred stock were issued.

Stock Issuance's
At inception, the Company issued 5,000,000 shares of common stock. During the period from inception to August 19, 2002 the Company issued an additional 1,476,240 shares of common stock in exchange for liabilities paid by a shareholder. On August 21, 2002, a shareholder contributed to paid in capital 5,826,240 shares of Company stock

On August 19, 2002, the Company executed an Asset Purchase Agreement, whereby the Company issued 10,918,300 shares of its restricted common stock.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

On August 19, 2002, the Company entered into a letter of intent with NIO Funds Investment Management Limited (NIO) whereby NIO would exclusively raise funds throughout Europe and invest in Petrol. A fee of 2% will be charged for all funds raised and will be netted against the amount sent to Petrol. The funds raised will be used to purchase up to 750,000 restricted shares of common stock at a price of $.50 per share and an additional 250,000 shares at a price of $.75 per share. In addition, the Company granted NIO the privilege of purchasing additional shares of restricted common stock of Petrol in the amount of $500,000 per month for the months of March, April, May, June, August and November of 2003 and January of 2004. The price per share would be at a discount of 12.5% of the market price of Petrol shares that were being traded on any exchange or over-the-counter but not less than $.875 per share. There was no value assigned to the ability to invest in the Company based on the Black-Scholes pricing model. NIO raised a net capital amount of $475,596 and 883,693 shares were issued.

The Board of Directors on December 16, 2002 adopted the 2002 stock option plan for 3,000,000 shares.

The Company entered into a land services consulting agreement on December 27, 2002 with Lawrence Kehoe, Cody Felton and Russell Frierson. The term of the agreement is for one year. Mr. Kehoe and Mr. Felton received as consideration 325,000 shares each of Company stock and 325,000 stock options allowing them to purchases shares of Company stock at a price of $.50 per share with a three year life. Mr. Frierson received 50,000 shares of Company stock and 50,000 options to purchase Company stock at a price of $.50 per share for a three year life. The value assigned to the stock issued was $350,000 and was charged to professional fee expense. The value of the options using the Black-Scholes pricing model was $20,086 using the following assumptions:

                    Interest rate       1.97%
                    Days to expiration  1095
                    Strike Price        $.50
                    Stock price         $.50
                    Volatility          0%
                    Yield               0%

The options value was charged to professional fee expense with an offset to paid-in capital.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

The Company entered into an employment agreement with Paul Branagan on December 19, 2002. The three year agreement provided for compensation at $11,250 per month for year 1 and $13,333 per month for years 2 and 3. Recorded as a payable to Officer is $25,000 which represents the amount that hasn't been paid to Mr. Branagan as of December 31, 2002. Mr. Branagan also received 1,250,000 options. The options have a three year life and 250,000 are exercisable at $.50 per share; 250,000 are exercisable at $1.00 per share; 250,000 exercisable at $1.50 per share; 250,000 exercisable at $2.00 per share and 250,000 exercisable at $2.50 per share. The value of the options using the Black-Scholes pricing model was $7,738 which was recorded as a professional fee expense and additional paid in capital. The assumptions used are as follows:

            Interest rate          2.13%
            Days to expiration     1095
            Stock price            $.50
            Strike price           various $.50 to $2.50
            Volatility             0%
            Yield                  0%

The Company entered into a geologist/technical advisor consulting agreement on December 19, 2002 with William Stoeckinger. The agreement is for a one year term and Mr. Stoeckinger received 160,000 shares upon signing the agreement, 20,000 shares per month for twelve months, 50,000 options exercisable at $.50 per share and 50,000 options exercisable at $1.00 per share for a three year period. The value assigned to the issued stock was $80,000 and was recorded as a professional fee expense. Mr. Stoeckinger also was paid $4,055 during the year. The value of the options using the Black-Scholes pricing model was $1,548 which was recorded as a professional fee expense and additional paid in capital. The assumptions used are as follows:

            Interest rate          2.13%
            Days to expiration     1095
            Stock price            $.50
            Strike price           various $.50 to $2.50
            Volatility             0%
            Yield                  0%

The Company entered into a retainer agreement for translation and business consulting on August 20th, 2002 with Goran Blagojevic. The agreement may be terminated at any time by either party. Mr. Blagojevic received 500,000 warrants to acquire Company stock at a price of $.75 per share. The warrant is exercisable until July 1, 2003. The value of the options using the Black-Scholes pricing model was zero. The assumptions used are as follows:

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

            Interest rate          2.15%
            Days to expiration     1095
            Stock price            $.50
            Strike price           $.75
            Volatility             0%
            Yield                  0%

Mr. Blagojevic, on December 27, 2002 accepted 55,000 share of Company stock as payment for an outstanding invoice. These shares were not issued at December 31, 2002 and the amount due was included in the stock paid for not issued account. Mr. Blagojevic also received $24,991 in professional fees in the year ended December 31, 2002.

A summary of stock options and warrants is as follows:

                             Options   Warrants
Outstanding at 1/1/02              0         0
Granted                    2,050,000   500,000
Cancelled                          0         0
Exercised                          0         0
Outstanding at 12/31/02    2,050,000   500,000


The average exercise price of the options are $1.12 and the warrants are $.75

NOTE 4 -  COMMITMENTS

The land leases owned by the Company have payments past due of $7,240. There is $347,877 due by December 31, 2003, and $1,570 due by December 31, 2004.

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

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 -  INCOME TAX

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The only deferred tax item is the operations loss carry forward of approximately $703,245 which expires in 2017.

The net deferred tax is as follows;

Non-current asset for net
loss carry forward            $239,000
Valuation allowance            (239,000)
Total deferred tax net                 -

A reconciliation of the previous for income taxes to the stationary federal rate for continuing operations is as follows;

Statutory tax rate     34.0%
Valuation allowance   <34.0>
Effective tax rate      0.0%

NOTE 6-   SUBSEQUENT EVENTS

On January 21, 2003 the Company entered into a lease agreement for office space. The term of the agreement is one year and rent is $300 per month.

NOTE 7 -  SUPPLEMENTAL OIL AND GAS DISCLOSURE

Oil and gas operations
The Company currently has only begun preliminary exploration and as a result has no revenue or production. Capitalized costs relating to oil and gas producing activities at December 31, 2002 totalled $286,112 and was all classified as properties not subject to amortization.

NOTE 8 -  SUBSEQUENT EVENT

Line of Credit
On February 6, 2003, the Company entered into a loan agreement with Cornerstone Bank, whereby Cornerstone Bank has provided the Company with a line of credit in the amount of $250,000, which expires on May 6, 2003. The interest rate on the loan is 2.000% above the Corporate Base Rate. The Company has pledged to Cornerstone Bank all of its assets, including, but not limited to 1,000,000 shares of its $0.001 par value common stock to be held by Cornerstone Bank as collateral until the loan has been paid in full under the terms and conditions of the agreement, or in the event of default the sale of the collateral. The Company received an irrevocable proxy from Cornerstone which gives its Board of Directors full voting rights over the pledged shares.

Stock Issuances
On March 13, 2003, the Company sold a total of 350,000 shares of its common stock to 4 individual accredited investors for a total purchase price of $262,500, all of which was paid in cash.