Form 10QSB
period 2003-03-31
PETROL OIL & GAS INC
filed 2003-05-20
CIK 1109348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Yes __X__   No _____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2003, was 13,556,993 shares, held by approximately 40 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes _____   No __X__

ITEM 1. FINANCIAL STATEMENTS

Petrol Oil & Gas, Inc.
(Formerly known as Euro Technology Outfitters)
(A Development Stage Company)
Condensed Balance Sheet

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$ 89,098	$ 161,836

Oil and gas properties using full cost accounting:
Properties not subject to amortization	539,048	282,956

	$ 628,146	$ 444,792

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 121,058	$ 109,969
Due to officer	36,250	25,000

Total current liabilities	157,308	136,969

Contingencies and commitments

Shareholders' equity:
Preferred stock, $.001 par, authorized 10,000,000 shares; no shares issued	--	--
Common stock, $.001 par, authorized 100,000,000 shares; 13,556,993 and 13,151,993 issued and outstanding at March 31, 2003 and December 31, 2002	13,557	13,152
Stock for services not issued 220,000 and 215,000 shares at March 31, 2003 and December 31, 2002	125,000	107,500
Additional paid in capital	1,188,465	898,870
Deficit accumulated under the development stage	(856,184)	(709,699)

	470,838	309,823

	$ 628,146	$ 444,792

See notes to condensed financial statements.

Petrol Oil & Gas, Inc.
(Formerly known as Euro Technology Outfitters)
(A Development Stage Company)
Condensed Statement of Operations
Unaudited

	Three Months Ended March 31,		March 3, 2000 (inception) to March 31,
	2003	2002	2003
Revenue:	$ --	$ --	$ --

Professional and consulting fees	85,495	--	724,832
Wages	33,750	--	76,488
Travel	7,065	--	17,545
Miscellaneous expense	20,175	--	37,149

Net loss	$ (146,485)	$ --	$ (856,014)

Basic and diluted earnings per share	$ (0.01)	$ --	$ (0.12)

Weighted shares outstanding	13,223,882	6,454,360	7,210,255

See notes to condensed financial statements.

Petrol Oil & Gas, Inc.
(Formerly known as Euro Technology Outfitters)
(A Development Stage Company)
Condensed Statement of Cash Flows
Unaudited

	Three Months Ended March 31,		March 3, 2000 (inception) to March 31,
	2003	2002	2003
Operating activities:
Net loss	$ (146,485)	$ --	$ (856,014)
Adjustments to reconcile net income to net cash used in operating activities-
Amortization of stock and options issued for services	45,000	--	531,870
Change in assets and liabilities-
Accounts payable	11,089	--	31,678
Due to officer	11,250	--	36,250
Cash used in operating activities	(79,146)	--	(256,216)

Investing activities:
Additions to oil & gas property not subject to Amortization	(256,092)	--	(399,087)
Cash used in investing activities	(256,092)	--	(399,087)

Financing activities:
Stock issued for debt paid by shareholder of Company stock	--	--	6,475
Stock sold	262,500	--	738,096
Cash provided from financing activities	262,500	--	744,571

Increase in cash	(72,738)	--	89,268
Beginning cash	161,836	--	--
Ending cash	$ 89,098	$ --	$ 89,268

Supplemental cash flow information:
Interest paid	$ --	$ --	$ --

Income taxes paid	$ --	$ --	$ --

Non cash financing activities:
Stock issued for assets acquired	$ --	$ --	$ 50,580

Addition to oil & gas property not subject to amortization and accounts payable assumed in asset purchase	--	--	89,381

Stock contributed to paid in capital	--	--	5,826
Stock and options issued for services	27,500	--	406,870
Stock for services not issued	45,000	--	125,000

See notes to condensed financial statements.

Petrol Oil & Gas, Inc.
Notes To Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2 - Going Concern

The accompanying condensed financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon the ability in its endeavors to seek additional sources of capital, and in attaining future profitable operations. Management is currently initiating their business plan and in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Stock Transactions

The Company sold 350,000 shares of common stock during the quarter at a price of $.75 per share, net of any costs associated with the sale.

Pursuant to a consulting agreement with William Stoeckinger, the Company owed Mr. Stoeckinger 20,000 shares for January, February and March. The value assigned to the consulting fee was $.75 per share for a total expense of $45,000. The shares were not issued at March 31, 2003 and are recorded in the equity section as shares for services not issued.

On January 26, 2003, the Company issued 55,000 shares to Goran Blagojevic which was previously recorded as stock for services not issued. An amount totaling $55 was recorded as common stock and $27,445 was recorded as paid in capital.

Note 4 - Subsequent Events

The Company, subsequent to March 31, 2003, issued 1,000,000 shares of its common stock to be held as collateral by Cornerstone Bank. In the financial statements an amount equal to the par value of $1,000 will be recorded as a reduction in the equity section for the unamortized stock issued for services. The bank extended a line of credit totaling $250,000 which will expire in August, 2003.

The Company sold 100,000 shares on April 17, 2003 at a price of $.75 per share.

Item 2. Plan of Operation

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our development and production efforts, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and development efforts. The following discussion of our plan of operation should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Petrol Oil and Gas, Inc., a development stage company, formerly named Euro Technology Outfitters, was incorporated in Nevada on March 3, 2000. We are structured to engage in the exploration, development, acquisition and operation of oil and gas properties. Since our inception, we have not been engaged in any significant operations nor have we had any revenues. Our only recent activities include organization, the negotiation and execution of an asset purchase agreement, and we have begun the process of registering our securities with the Securities and Exchange Commission in order to raise additional capital and make our financial information equally available to investors or other interested parties. Once we complete the registration and sale of our securities, we intend to contact an authorized NASD market maker for sponsorship of our securities on the Over-the-Counter Electronic Bulletin Board. We believe we will be able to complete that process by the end of the third quarter of 2003.

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

Petrol's future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. We cannot guarantee that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

We anticipate the need for at least $5,000,000, the maximum proceeds we are attempting to raise through our registered offering, of capital over the next 12 months. If we do not raise the maximum proceeds any additional funds needed may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders. There is still no assurance that, even with the funds from the registration and a subsequent private placement, if needed, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable for an indefinite period of time.

We are unable to provide an accurate breakdown to the use of funds to be received from any future private placement as the usage will be solely based upon the outcome of our initial exploration and development program. We have anticipated the need to hire additional staff, continue development and refinement of our operations to meet customer needs and provide additional working capital for our operations.

We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds received from the offering.

We have no operating history, no significant current operations, minimum cash on hand, and no profit. Because of these factors, our auditors have issued an audit opinion for Petrol which includes a statement describing our going concern status. This means there is substantial doubt about our ability to continue as a going concern. While we believe we have made good faith estimates of our ability to secure additional capital in the future to reach our goals, there is no guarantee that we will receive sufficient funding to implement any future business plan steps.

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

Field development operations began in August 2002, with the drilling and logging of three test wells. Each test well is located on a separate mineral lease in the southwest portion of Coffey County. These drill sites were selected based on a variety of factors, including information gathered from historic records and drill logs (depth, and thickness of coal seams and the results of electric gamma ray readings), proximity to existing interstate distribution pipelines, ease of access for drilling equipment the presence of oil and natural gas in the immediate vicinity, and consultations with our operator and driller. Since these are considered to be exploratory or test wells they have only been partially completed in order to allow us to investigate the production capacity of selected coal intervals, and to obtain important technical information related to stimulation activities that are almost always required to make CBM wells commercially productive. Thus, we do not presently have any estimates of oil and gas reserves on these properties. Consequently, we have not reported our reserve estimates to any state, or federal authority.

During this phase of our plan of operation we expect to drill, test and complete about 40 coal-bed methane producing wells. These drilling and testing efforts will also allow us to determine whether there are other forms of commercially producible hydrocarbons present, such as oil or other types of natural gas. Each well will be drilled and tested individually. If commercially producible amounts of gas are present, the well will be fully completed and a local distribution pipeline installed. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin pumping although these revenues may be realized on a quarterly basis.

Once we have identified a proposed drilling site, we, as a licensed operator in the State of Kansas, will be engaged in all aspects of well site operations. As the operator, we will be responsible for permitting the well, which will include obtaining permission from the Kansas Oil and Gas commission relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. Additionally, we will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. Should the well be successful, we will be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced.

As the operator, we will be the caretaker of the well once production has commenced. We have no formal experience in well operations and will have to hire or retain professionals to assist us in our efforts. As the operator, we will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Again, we have no experience in operating an oil or gas production company, therefore, we will be forced to hire experienced operation staff, when needed. Once the production has been sold, we anticipate that the purchaser thereof will carry out its own research with respect to ownership of that production and will send out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser will issue the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced or appropriately abandoned. We anticipate hiring professionals to assist us in our operations until such time as our management has sufficient knowledge and operations ability.

We have a working relationship and have used Well Refined Drilling of Thayer, Kansas, to drill our first three exploratory test wells. Owner/Operator Jeffery Kephart has been a driller since 1978, and has drilled in excess of 10,000 wells in Kansas, Oklahoma, Texas, Wyoming, and Missouri. More than 200 of those wells have been CBM wells. The driller will be responsible for performing or contracting with third parties and supervising their efforts on all aspects of the drilling operation, except for geological services.

We have a one year consulting agreement with Mr. William Stoeckinger, a Certified Petroleum Geologist, from Bartlesville, Oklahoma to provide geological services both in the assessment process and in the development program.

Based on our first three test wells we anticipate that each well in our targeted area will cost approximately $35,000 to locate, drill and test, an additional $30,000 to complete, plus an additional $350 per month per well to pay for electricity, pulling and repairs, pumping and other miscellaneous charges. In support of these operations we have working agreements with local third parties to monitor and maintain our wells and perform drilling and work-over activities

If any of our wells proves to hold commercially producible gas, we will need to install a distribution infrastructure to transport our gas from the wellhead to one of the major distribution pipelines. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Williams Energy, CMS Energy, and Enbridge. We have initiated contact with two of these companies to ascertain the specific locations of their pipelines, their requirements to purchase gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. Traditionally, the major distributors of gas in the United States have purchased production from anyone who can get sufficient quantities of quality gas to their distribution pipeline. Because some of these companies have purchased coal bed methane from producing wells in the southern part of Kansas, we believe that if the gas produced from wells drilled in our targeted area meets their criteria in both quantity and quality, they will purchase our gas at market prices. To date, we have not entered into any purchase agreements nor have we received assurances from anyone that they will enter into such agreements with us in the future.

Presently, we cannot accurately predict the costs of transporting our gas products to these existing interstate pipelines. The cost of installing a distribution infrastructure or local gathering system will vary depending upon the distance the gas must travel from our wellhead to the compressor station and high pressure pipeline tap, and whether the gas must be treated to meet the purchasing company's quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, we anticipate that the total cost of installing a distribution infrastructure for ten producing wells will be approximately $150,000, or $15,000 each, plus a one-time expense of $50,000 to tap into the high pressure interstate pipeline.

The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. We do not have any delivery commitments with respect to any oil or gas produced from any properties that we acquire. However, due to the U.S. government's recent push toward increased domestic production of energy sources the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas that we produce, once it has been delivered to a distribution facility.

The success of this phase of our plan of operation is dependent upon our ability to obtain additional capital to drill exploratory and test wells and also upon our successfully finding commercially producible amounts of coal bed methane gas or other hydrocarbons in the wells that we drill. We cannot assure you that we will obtain the necessary capital or that we will find commercially producible amounts of gas if our drilling operations commence.

The timing of most of our capital expenditures is discretionary. Currently there are no material long-term commitments associated with our capital expenditure plans. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. We intend to primarily use funds raised through the registered offering, funds raised from private placements and internally generated cash flow, if any, to fund capital expenditures and to fund our working capital needs. The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors.

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

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. Such financing may not be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Under our current plan of operation, we are required to make certain lease payments to maintain our rights to develop and drill for oil and gas. These lease payments are material obligations to us and our lease holdings are our biggest asset.

As of March 31, 2003, we had assets of $628,146, and $157,308 in liabilities. Resulting in stockholders equity of $470,838.

On February 6, 2003, we entered into a loan agreement with Cornerstone Bank, whereby Cornerstone Bank has provided us with a line of credit in the amount of $250,000, which expires on August 5, 2003. The interest rate on the loan is 2.000% above the Corporate Base Rate. We have pledged to Cornerstone Bank all of our assets, including, but not limited to, 1,000,000 shares of our $0.001 par value common stock to be held by Cornerstone Bank as collateral until the loan has been paid in full under the terms and conditions of the agreement, or in the event of default the sale of the collateral. We received an irrevocable proxy from Cornerstone which gives our Board of Directors full voting rights over the pledged shares. Pursuant to the agreement, upon the occurrence and during the continuance of an event of default, Cornerstone may at its option declare all of the obligations to be immediately due in full, and shall thereupon have all the rights and remedies provided to it as a secured party under the Uniform Commercial Code in effect in the State of Kansas or in such other jurisdiction in which any collateral is located.

Item 3. Controls and Procedures

  Paul Branagan, President of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, Mr. Branagan concluded that our disclosure controls and procedures are effective.

  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On January 26, 2003, we issued 55,000 shares of common stock to a consultant in exchange for services rendered to us amounting to $27,500. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing that shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decisions. There were no commissions paid on the issuance and sale of the shares.

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

Subsequent Issuance

On April 17, 2003, we sold 100,000 shares of common stock to an individual accredited investor for a total purchase price of $75,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares. As of the date of this filing, the shares have not yet been issued.

On April 18, 2003, we issued 1,000,000 shares of our $0.001 par value common stock to Cornerstone Bank to hold as collateral for a line of credit in the amount of $250,000. We believe that the issuance of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), 4(6) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing that shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decisions. There were no commissions paid on the issuance of the shares.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

  Exhibits

None

(b) Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.
(Registrant)

By: /s/ Paul Branagan
      Paul Branagan, President

Date: May 19, 2003

CERTIFICATION

I, Paul Branagan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Petrol Oil and Gas, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ Paul Branagan
Paul Branagan
President/Chief Accounting Officer