Form 10KSB/A
period 2002-12-31
PETROL OIL & GAS INC
filed 2003-06-26
CIK 1109348

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB/A

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

     Transitional Small Business Disclosure Format (check one): Yes__ No X

                          PETROL OIL AND GAS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I
Page

Item      1.   Business                                          1-14
Item      2.   Properties                                        15
Item      3.   Legal Proceedings                                 15
Item      4.   Submission of Matters to a Vote of
               Security Holders                                  15

PART II

Item      5.   Market for Registrant's Common Equity
               and Related Stockholder Matters                   15-20
Item      6.   Plan of Operation                                 20-26
Item      7.   Financial Statements and Supplementary Data       26
Item      8.   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure            26

PART III

Item      9.   Directors and Executive Officers of the
               Registrant                                        27-30
Item     10.   Executive Compensation                            30-32
Item     11.   Security Ownership of Certain Beneficial
               Owners and Management                             32
Item   12.     Certain Relationships and Related Transactions    33
Item   13.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                               34-35

Item   14.     Controls and Procedures                           36

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

Note: This Form 10-KSB/A is being filed to amend our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2003. We are amending our annual report to include the Equity Compensation Plan Information in Item 11. of Part III.

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

Equity Compensation Plan Information

      We currently maintain a stock option plan to which incentive stock options to purchase shares of common stock may be granted to employees, directors and consultants. This 2002/2003 stock option plan was adopted by our board of directors on December 16, 2002 and has not been approved by our shareholders. The following table sets forth information regarding outstanding options granted under the plan, warrants issued to consultants and options reserved for future grant under the plan.

                                                                 Number of
                                                                   shares
                                      Number                     remaining
                                   of shares to                available for
                                    be issued      Weighted-       future
                                  upon exercise     average    issuance under
                                        of         exercise        equity
                                   outstanding     price of     compensation
                                     options,     outstanding      plans
Plan Category                      warrants and    options,      (excluding
                                      rights     warrants and      shares
                                       (a)          rights      reflected in
                                                      (b)       column (a))
                                                                    (c)
--------------------------         -------------  ------------  -------------
Equity compensation plans
approved by shareholders                      --  $         --              --

Equity compensation plans not
approved  by shareholders          2,550,000 (1)  $       1.05     950,000 (2)
                                   -------------  ------------   -------------
Total                                  2,550,000  $       1.05         950,000
                                   =============  ============   =============

(1)  Includes 500,000 warrants granted to a consultant.
(2) Options available for issuance under our 2002/2003 stock option plan, which we have issued 2,050,000 options as of the date of this filing.

      In  our  2002/2003 Stock Option Plan we have reserved for  issuance  an aggregate of 3,000,000 shares of common stock. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

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

PETROL OIL AND GAS, INC.           DATED:  June 25, 2003



By:/S/PAUL BRANAGAN
  Paul Branagan, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                              Date

/S/PAUL BRANAGAN         President, Secretary/Treasurer,    June 25, 2003
Paul Branagan            CEO, Chairman,
                         Chief Accounting Officer

/S/LOREN MOLL            Director                           June 25, 2003
Loren Moll

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

Date: June 25, 2003

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