Form 10KSB/A
period 2002-12-31
PETROL OIL & GAS INC
filed 2003-07-10
CIK 1109348

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

    In this form 10-KSB references to "PETROL", "the Company", "we," "us," and "our" refer to PETROL OIL AND GAS, INC.

    Throughout this document we may use certain terms or phrases that are specific to the oil and gas industry. We have included a glossary, commencing on page 2, containing these terms and phrases. We encourage you to refer to the glossary to gain a better understanding of industry terms used throughout this 10-KSB.


    Note: This Form 10-KSB/A is being filed to amend our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2003. We are amending our annual report to revise the independent auditor's report and financial statements to conform the financial statements, including footnotes, to those contained in our Form SB-2, as amended.

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

Barrel           In the energy industry, a barrel is a unit of volume
                measurement used for petroleum and is equivalent to 42 U.S. gallons measured at 60 Fahrenheit.

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

Division order   A contract for the sale of oil or gas, by the holder of a
                revenue interest in a well or property, to the purchaser (often a pipeline transmission company).

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

Farm out         Assignment or partial assignment of an oil and gas lease from one lessee to another lessee

Gathering line   A pipeline that transports oil or gas from a central point of
/ system         production to a transmission line or mainline.

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

Pooled, Pooled   A term frequently used interchangeably with "Unitization" but
Unit             more properly used to denominate the bringing together of
                small tracts sufficient for the granting of a well permit under applicable spacing rules.

Proved Reserves  Estimated quantities of crude oil, natural gas, condensate, or other hydrocarbons that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in the future from known reservoirs under existing conditions using established operating procedures and under current governmental regulations.

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

Structural Trap  A variety of sealed geologic structures capable of retaining hydrocarbons, such as a faults or a folds.

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

Unitize,         Joint operations to maximize produced hydrocarbon recovery
Unitization      among separate operators within a common reservoir

Western          Ancient inland sea and area of sediment deposition which
Interior Basin   divided North America into two separate landmasses in the
                Late Cretaceous Period, approximately 75 to 80 million years ago.

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

         NAME        AGE                      POSITION
         Paul T.      59   President, CEO, Chairman, Secretary/Treasurer
         Branagan
         Loren        46   Director
         Moll

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

Summary Compensation Table


                        Annual Compensation             Long Term Compensation
 Name and
Principal                               Other Annual    Restricted
 Position    Year    Salary    Bonus    Compensation      Stock        Options
Paul
Branagan,
President,   2002    $35,000    N/A         N/A            N/A        1,250,000
Secretary/                                                               (1)
Treasurer,
Director

Loren
Moll,        2002       $-0-    N/A         N/A            N/A           N/A
Director

Anthony N.
DeMint
Prior        2002       $-0-    N/A         N/A            N/A           N/A
Officer &
Director
  (1) The options are exercisable at prices ranging from $.50 to $2.50 per share, pursuant to Mr. Branagan's Employment Agreement.

        EXECUTIVE OFFICER/DIRECTOR OPTION GRANTS IN LAST FISCAL YEAR

                             Percent of
                               total
              Number of       options
              securities     granted to
              underlying     employees      Exercise or
               options       in fiscal      base price
  Name         granted          year         ($/Share)       Expiration Date

Paul          1,250,000         100%           $0.50        December 19, 2005
Branagan                                        to
                                               $2.50


             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION VALUES

                                          Number of
              Shares                     Securities
             acquired                    underlying             Value of
                on         Value         unexercised           unexercised
             exercise    Realized     options at fiscal     options at fiscal
   Name        (#)          ($)           year-end              year-end

Paul           -0-          -0-           1,250,000                -0-
Branagan

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

          Number of Shares Purchasable         Price Per Share
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


                                             Number          Percent
          Name of Beneficial Owner (1)      of Shares       Of Class
          Paul Branagan (2)                     500,000       3.8%
          Loren Moll                          3,100,000       23.6%
          Michael Morse                         900,000       6.8%
          Mariano Baciga                        700,000       5.3%
          Francesco & Giannino Smania           678,572       5.2%
          Paolo Simoni (3)                      660,303        5%
                                             ----------     -----------
          All Directors & Officers  as        6,538,875       49.7%
          a Group
                                             ==========     ===========
(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) Does not include 1,250,000 options to purchase shares of the Company at prices ranging from $.50 to $2.50 per share.
(3) Does not include 4,000,000 warrants to purchase shares of the Company for $.875 per share. Mr. Simoni is the President of NIO Fund Investments Management Limited.

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



                                                           Number of shares
                          Number                              remaining
                       of shares to       Weighted-         available for
                      be issued upon       average         future issuance
                        exercise of     exercise price       under equity
                        outstanding     of outstanding    compensation plans
                         options,          options,       (excluding shares
                       warrants and      warrants and        reflected in
                          rights            rights           column (a))
Plan Category               (a)              (b)                 (c)

Equity compensation
plans approved by
shareholders                      --    $          --                  --

Equity compensation    2,550,000 (1)    $         1.05         950,000 (2)

Total                      2,550,000    $         1.05             950,000

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

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          NONE

     4.   Exhibits
                                EXHIBIT INDEX
  Exhibit     Description
  Number
  (1)         N/A
  (2)*        Asset Purchase Agreement between Petrol Energy, Inc. and Euro
              Technology Outfitters, August 19, 2002
  (3)(i)*     Articles of Incorporation
              (a)  Certificate of Amendment of Articles of Incorporation of
              Euro Technology Outfitters, filed on August 20, 2002
              (b)  Articles of Incorporation for Euro Technology Outfitters,
              filed on March 3, 2000
  (3)(ii)*    Bylaws for Euro Technology Outfitters
  (4)         N/A
  (5)         N/A
  (8)         N/A
  (9)         N/A
  (10.1)*     Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated dated December 20, 2002
  (10.2)*     Service and Water Disposal Agreement dated November 15, 2002
  (10.3)*     Employment agreement with Paul Branagan dated December 19,
              2002
  (10.4)*     Geologist/Technical Advisor Consulting Agreement with William
              Stoeckinger dated December 19, 2002
  (10.5)*     Land Services Consulting Agreement with Russell Frierson dated
              December 27, 2002
  (10.6)*     Land Services Consulting Agreement with Lawrence Kehoe dated
              December 27, 2002
  (10.7)*     Land Services Consulting Agreement with Cody Felton dated
              December 27, 2002
  (10.8)*     Waverly Kansas Office Lease dated January 21, 2003
  (10.9)*     2002 Master Stock Option Plan
  (10.10)     Proxy from Cornerstone Bank
  (11)        N/A
  (13)        N/A
  (15)        N/A
  (16)*       Letter of G. Brad Beckstead CPA regarding change in certifying accountant, September 5, 2002
  (17)        N/A
  (18)        N/A
  (19)        N/A
  (20)        N/A
  (21)        N/A
  (22)        N/A
  (23)        N/A
  (24)        N/A
  (25)        N/A
  (26)        N/A
  (99)        N/A
________________________
*  Filed in Form SB-2 on January 22, 2003

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

PETROL OIL AND GAS, INC.           DATED:  July 9, 2003



By:/S/Paul Branagan
   Paul Branagan, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                              Date

/S/Paul Branagan         President, Secretary/Treasurer,    July 9, 2003
Paul Branagan            CEO, Chairman,
                         Chief Accounting Officer

/S/Paul Branagan         Director                           July 9, 2003
Loren Moll

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

Date: July 9, 2003

/S/Paul Branagan
Paul Branagan
President/Chief Accounting Officer

                          Petrol Oil and Gas, Inc.
                        Index To Financial Statements


Report of Independent Certified Public Accountants            F-1

Consolidated Balance Sheets, December 31, 2002 and 2001       F-2

Consolidated Statement of Operations for the
Years Ended December 31, 2002, 2001
  and from inception (March 3, 2000) to December 31, 2002     F-3

Consolidated Statement of Stockholders' Equity from
inception (March 3, 2000) to  December 31, 2002               F-4

Consolidated Statement of Cash Flows for the Year
Ended December 31, 2002, 2001,and from inception
(March 3, 2000) to December 31, 2002                          F-5

Notes to Consolidated Financial Statements             F-6 - F-16

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Petrol Oil & Gas, Inc.:

     We have audited the balance sheets of Petrol Oil & Gas Inc. (formerly known as Euro Technology Outfitters), as of December 31, 2002 and 2001 and the related statements of operations, shareholders' equity, and cash flows for the years then ended and for the period of inception (March 3, 2000) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrol Oil & Gas, Inc. at December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended and for the period of inception (March 3, 2000) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

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





                                             WEAVER & MARTIN, LLC

Kansas City, Missouri

March 14, 2003


                           Petrol Oil & Gas, Inc.
               (Formerly known as Euro Technology Outfitters)
                        (A Development Stage Company)
                                Balance Sheet

                                                      December 31,
                                                  2002            2001
  Assets
  Current assets:
    Cash                                     $     161,836     $          --
                                             -------------     -------------
  Oil and gas properties using full cost
  accounting:
    Properties not subject to amortization         282,956                --
                                             -------------     -------------
                                                   444,792                --
                                             =============     =============

  Liabilities and shareholders' equity
  Current liabilities:
    Accounts payable                               109,969                --
    Due to officer                                  25,000                --

       Total current liabilities                   134,969                --
                                             -------------     -------------
  Contingencies and commitments

  Shareholders' equity:
   Preferred stock, $.001 par, authorized               --                --
  10,000,000 shares; no shares issued
   Common stock, $.001 par, authorized              13,152             6,454
  100,000,000 shares; 13,151,993 and
  6,476,240 issued and outstanding at
  December 31, 2002, and 2001
    Stock for services not issued 215,000          107,500                --
  shares
    Additional paid in capital                     898,870                --
    Deficit accumulated under the                (709,699)           (6,454)
  development stage
                                             -------------     -------------
                                                   309,823                --
                                             -------------     -------------
                                             $     444,792     $          --
                                             =============     =============

                     See notes to financial statements.


                           Petrol Oil & Gas, Inc.
               (Formerly known as Euro Technology Outfitters)
                        (A Development Stage Company)
                           Statement of Operations

                                                          March 3, 2000
                                                         (inception) to
                               Year Ended December        December 31,
                                       31,
                                2002         2001             2002
 Revenue:                    $       --    $      --   $                  --
                              ---------    ---------   ---------------------
                                      -
  Professional and              639,508           --                 639,508
  consulting fees
  Salary                         42,738           --                  42,738
  Travel                         10,480           --                  10,480
  Miscellaneous expense          10,519          349                  16,973
                              ---------    ---------   ---------------------

  Net loss                   $(703,245)    $   (349)         $     (709,699)
                              =========    =========   =====================


  Basic and diluted
  earnings per share         $   (0.08)    $      --      $           (0.11)
                              =========    =========   =====================

  Weighted shares
  outstanding                 8,338,208    6,454,360               6,685,447
                              =========    =========   =====================

                     See notes to financial statements.


                           Petrol Oil & Gas, Inc.
               (Formerly known as Euro Technology Outfitters)
                        (A Development Stage Company)
                      Statement of Shareholders' Equity

                                                               Additional
                                     Common Stock                Paid-in
                            Per Share Shares       Amount        Capital
March 3, 2000 (inception)    $0.001    5,000,000    $ 5,000   $           --

Net loss from inception
 to December 31, 2000                         --         --               --
                                     -----------    -------   --------------

Balance December 31, 2000              5,000,000      5,000               --

January 1, 2001 issued for
debt paid
 by the shareholder of        0.001    1,405,000      1,405               --
company stock

April 1, 2001 issued for
debt paid by
 the shareholder of           0.001       22,060         22               --
company stock

July 1, 2001 issued for
debt paid by
 the shareholder of           0.001       13,240         13               --
company stock

October 1, 2001 issued for
debt paid
 by the shareholder of        0.001       14,060         14               --
company stock

Net loss for the year
ended
 December 31, 2001                            --         --               --
                                     -----------    -------   --------------

Balance December 31, 2001              6,454,360      6,454               --

July 1, 2002 issued for
debt paid by
 the shareholder of           0.001       21,880         22               --
company stock

Stock contributed to
capital by the
 shareholder of company       0.001  (5,826,240)    (5,826)            5,826
stock

Stock issued in an asset      0.001   10,918,300     10,918           39,662
purchase

Stock sold                    0.538      883,693        884          474,712

Stock for services not        0.500           --         --               --
issued

Stock issued for services     0.500      700,000        700          349,300

Options issued for
services
 Includes $7,738 value of
options for
 president of the company                     --         --           29,370

Net loss for the year
ended
 December 31, 2002                            --         --               --
                                     -----------   --------   --------------

Balance December 31, 2002             13,151,993   $ 13,152        $ 898,870
                                     ===========   ========   ==============


                Statement of Shareholders' Equity (Continued)

                             Stock For        Deficit
                             Services       Accumulated          Total
                            Not Issued         During        Shareholders'
                                            Development     Equity (Deficit)
                                               Stage
March 3, 2000 (inception)   $        --   $              --  $         5,000

Net loss from inception
 to December 31, 2000                --             (6,105)          (6,105)
                            -----------    ----------------  ---------------

Balance December 31, 2000            --             (6,105)          (1,105)

January 1, 2001 issued for
debt paid
 by the shareholder of               --                  --            1,405
company stock

April 1, 2001 issued for
debt paid by
 the shareholder of                  --                  --               22
company stock

July 1, 2001 issued for
debt paid by
 the shareholder of                  --                  --               13
company stock

October 1, 2001 issued for
debt paid
 by the shareholder of               --                  --               14
company stock

Net loss for the year
ended
 December 31, 2001                   --               (349)            (349)
                            -----------    ----------------  ---------------

Balance December 31, 2001            --             (6,454)               --

July 1, 2002 issued for
debt paid by
 the shareholder of                  --                  --               22
company stock

Stock contributed to
capital by the
 shareholder of company              --                  --               --
stock

Stock issued in an asset             --                  --           50,580
purchase

Stock sold                           --                  --          475,596

Stock for services not          107,500                  --          107,500
issued

Stock issued for services            --                  --          350,000

Options issued for
services
 Includes $7,738 value of
options for
 president of the company            --                  --           29,370

Net loss for the year
ended
 December 31, 2002                   --           (703,245)        (703,245)
                            -----------    ----------------  ---------------

Balance December 31, 2002      $107,500         $ (709,699)    $     309,823
                            ===========    ================  ===============

                     See notes to financial statements.



                           Petrol Oil & Gas, Inc.
               (Formerly known as Euro Technology Outfitters)
                        (A Development Stage Company)
                           Statement of Cash Flows

                                                            March 3, 2000
                                                           (inception) to
                                Year Ended December 31,     December 31,
                                    2002        2001            2002
Operating activities:
  Net loss                      $ (703,245)     $   (349)    $     (709,699)
Adjustments to reconcile net
income to cash
 used in operating activities
   Stock and options issued for     486,870           --             486,870
services
  Change in assets and
liabilities-
   Accounts payable                  20,589           --              20,589
   Due to officer                    25,000      (1,105)              25,000
                                 ----------    ---------  ------------------
   Cash used in operating         (170,786)      (1,454)           (664,110)
activities
                                 ----------    ---------  ------------------

Investing activities:
  Additions to oil & gas
property not subject to
  amortization                    (142,995)           --           (142,995)
                                 ----------    ---------  ------------------

     Cash used in investing       (142,995)           --           (142,995)
activities
                                 ----------    ---------  ------------------

Financing activities:
  Stock issued for debt paid by          21        1,454               6,475
shareholder
   Of Company stock
  Stock sold                        475,596           --             475,596
                                 ----------    ---------  ------------------

     Cash provided from             475,617        1,454             744,571
financing activities
                                 ----------    ---------  ------------------

Increase in cash                    161,836           --             161,836
Beginning cash                           --           --                  --
                                 ----------    ---------  ------------------

Ending cash                      $  161,836    $      --  $          161,836
                                 ==========    =========  ==================

Supplemental cash flow
information:
  Interest paid                  $       --    $      --  $               --
                                 ==========    =========  ==================

  Income taxes paid              $       --    $      --  $               --
                                 ==========    =========  ==================

Non cash financing activities:
  Stock issued for assets        $   50,580    $      --  $           50,580
acquired
                                 ==========    =========  ==================

  Addition to oil & gas
property not
  subject to amortization and
accounts payable
  assumed in asset purchase      $   89,381    $      --  $           89,381
                                 ==========    =========  ==================

  Stock contributed to paid in   $    5,826    $      --  $            5,826
capital
  Stock and options issued for   $  379,370    $      --  $          379,370
services
  Stock for services not issued  $  107,500    $      --  $          107,500
                                 ==========    =========  ==================

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

Organization and business

On March 3, 2000 Euro Technology Outfitters (Euro) was incorporated in Nevada. Euro was a reporting public shell with no business activity. On August 19, 2002 Euro acquired, in an asset purchase agreement, land leases and accumulated expenditures and assumed liabilities from Petrol Energy, Inc. Petrol Energy, Inc. received 10,918,300 shares of Euro and transferred into Euro property leases that the Company will use for the development and exploration of oil, gas, and methane. This transaction was recorded based on one-year land lease payments totaling $50,580 made by Petrol Energy Inc. that hadn't been amortized. The par value of the Euro shares issued was $10,918 and additional paid-in capital was $39,662. Also recorded were accounts payable totaling $89,381 which represented costs relating to expenditures made by Petrol Energy on the leased properties acquired by the Company. The total asset value for this transaction was $139,961 and was recorded in the oil & gas properties using full cost accounting-properties not subject to amortization account. The transaction was recorded in this manner because the fair market value of the lease costs and payables were determined to be the fair market value of the shares that were issued.

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

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Loss per share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. The effect of dilutive securities were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock based compensation

The Company accounts for stock issued for services by non-employees based on the fair value of the issued stock using as a price per share the most recent stock sale. The Company accounts for stock options issued for services by non-employees based on the fair value of the options as determined by the Black-Scholes pricing model. The Black-Scholes pricing model determines the fair value of options based on certain assumptions. The assumptions are the interest rates of comparable term U S Treasury obligations, the number of day the option has to expiration, the option strike price, the price, dividend yield and volatility of the company stock. In calculating the fair value of the options issued in the period ending December 31, 2002 the price used for company stock was the most recent sale of stock. A company is considered to be a public company as defined by SFAS 123 when the company files a registration statement. As a public company actual or estimated volatility rates must be used. Until the company is considered to be a public company a volatility rate of zero can be used. Petrol filed its registration statement after December 31, 2002 so a volatility rate of zero was used in the calculation of fair value for all options issued in these financial statements. Any future issues of options will have a volatility rate that is based on the actual rate experienced or an estimated rate if the stock is not trading on any exchange.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

The cost of stock and options issued for services to non-employees are charged to expense on the date an agreement to provide services is signed and the stock and options are earned. This cost can be amortized to expense over the life of an agreement to provide services if there is a quantifiable way to determine that the services are being performed ratably over the contract period. All contracts for services entered into by the Company for the period ended December 31, 2002 were charged completely to expense at the date the contracts were signed because these equity instruments were fully vested and nonforfeitable.

The Company accounts for its stock option plan in accordance with the provisions of SFAS No. 123. "Accounting for Stock Based Compensation". SFAS No 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and when required provide the pro forma disclosure provisions of SFAS No. 123.

The Company uses the "intrinsic value-based method" for measuring the cost of compensation expense for stock options granted to employees. This method defines the Company's cost as the excess of the option's market value at the time of the grant over the amount that the employee is required to pay.

Recent accounting pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provision for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a Guarantor's year-end. The adoption of FIN 45 by the Company during the quarter ended March 31, 2003 will not have a material impact on its current financial position and results of operations.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FAS No. 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAAS No. 123. SFAS No. 148 also requires that entities that continue to account for stock-based compensation awards using the intrinsic value method of APB No. 25 will be required to provide more prominent disclosures than currently required by SFAS 123, including disclosures in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company will continue to account for employee stock-based compensation under APB No. 125 and related interpretations. The Company will adopt the annual disclosure requirements in its financial statements for the year ended December 31, 2003, and the interim disclosure requirements beginning in its financial statements for the quarter ended March 31, 2003.

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

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Stock Issuance's

At inception, the Company issued 5,000,000 shares of common stock. During the period from inception to August 19, 2002 the Company issued an additional 1,476,240 shares of common stock in exchange for liabilities paid by a shareholder. On August 21, 2002, a shareholder contributed to paid in capital 5,826,240 shares of Company stock

On August 19, 2002, the Company executed an Asset Purchase Agreement, whereby the Company issued 10,918,300 shares of its restricted common stock (See Note 1 organization and business).

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

The Company entered into a land services consulting agreement on December 27, 2002 with Lawrence Kehoe, Cody Felton and Russell Frierson. The term of the agreement is for one year. Mr. Kehoe and Mr. Felton received as consideration 325,000 shares each of Company stock and 325,000 stock options allowing them to purchases shares of Company stock at a price of $.50 per share with a three year life. Mr. Frierson received 50,000 shares of Company stock and 50,000 options to purchase Company stock at a price of $.50 per share for a three year life. The value assigned to the stock issued was $350,000 and was charged to professional fee expense on the date the agreements were signed and the stock was earned. The value of the options using the Black-Scholes pricing model was $20,086 using the following assumptions:

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

The Company entered into an employment agreement with Paul Branagan on August 20, 2002. The three-year agreement provided for compensation at $11,250 per month for year 1 and $13,333 per month for years 2 and 3. Recorded as a payable to Officer is $25,000, which represents the amount that hasn't been paid to Mr. Branagan as of December 31, 2002. Mr. Branagan also received 1,250,000 options. The options have a three year life and 250,000 are exercisable at $.50 per share; 250,000 are exercisable at $1.00 per share; 250,000 exercisable at $1.50 per share; 250,000 exercisable at $2.00 per share and 250,000 exercisable at $2.50 per share. The value of the options using the Black-Scholes pricing model was $7,738 which was recorded as salary and additional paid in capital. The assumptions used are as follows:

               Interest rate       2.13%
               Days to expiration  1095
               Stock price         $.50
               Strike price        various $.50 to $2.50
               Volatility          0%
               Yield               0%

The Company entered into a geologist/technical advisor consulting agreement on December 1, 2002 with William Stoeckinger. The agreement is for a one year term and Mr. Stoeckinger received 160,000 shares (subsequent to December 31, 2002) upon signing the agreement, 20,000 shares per month for twelve months, 50,000 options exercisable at $.50 per share and 50,000 options exercisable at $1.00 per share for a three year period. The value assigned to the stock for services not issued was $80,000 and was recorded as a professional fee expense. Mr. Stoeckinger also was paid $4,055 during the year. The value of the options using the Black-Scholes pricing model was $1,548 which was recorded as a professional fee expense and additional paid in capital. The assumptions used are as follows:

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

The Company entered into a retainer agreement for translation and business consulting on August 20th, 2002 with Goran Blagojevic. The agreement may be terminated at any time by either party. Mr. Blagojevic received 500,000 warrants to acquire Company stock at a price of $.75 per share over a three year life. The value of the options using the Black-Scholes pricing model was zero. The assumptions used are as follows:

               Interest rate       2.15%
               Days to expiration  1095
               Stock price         $.50
               Strike price        $.75
               Volatility          0%
               Yield               0%

Mr. Blagojevic, on December 27, 2002 accepted 55,000 share of Company stock as payment for an outstanding invoice totaling $27,500. These shares were not issued at December 31, 2002 and the amount due was included in the account stock for services not issued. Mr. Blagojevic also received $24,991 in professional fees in the year ended December 31, 2002.

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


The average exercise price of the options are $1.12 and the warrants are $.86

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

NOTE 6-   RELATED PARTY TRANSACTIONS

A shareholder (sole) of the Company paid debt (bills) of the Company from inception until July 2002 and received shares of the Company valued at par value. The total shares issued including inception was 6,476,240 which represented approximately $6,476 of Company bills paid by the sole shareholder. The shareholder later contributed back to the Company 5,826,240 shares at a par value of approximately $5,826.

                          PETROL OIL AND GAS, INC.
                    (Formerly Euro Technology Outfitters)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Included in accounts payable is an amount due the President of the Company for compensation.

NOTE 7-   SUBSEQUENT EVENTS

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

On March 13, 2003, 350,000 shares of Company stock was sold for $262,500 ($.75 per share).

NOTE 8 -  SUPPLEMENTAL OIL AND GAS DISCLOSURE

Oil and gas operations

The Company currently has only begun preliminary exploration and as a result has no revenue or production. Capitalized costs relating to oil and gas producing activities at December 31, 2002 totaled $282,956 and was all classified as properties not subject to amortization for unproven properties.

The total cumulative and for the year ended December 31, 2002 cost of $282,956 is classified as follows- $141,187 in cost relating to mineral interest and property (property acquisition cost) and $141,769 in cost relating to uncompleted wells, equipment and facilities (exploration cost). There was no cost allocated to wells and related equipment and facilities and support equipment and facilities used in oil and gas producing activities (development costs).