Form 10QSB
period 2003-06-30
PETROL OIL & GAS INC
filed 2003-08-13
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

2300 Patrick Lane, Suite 26

Las Vegas, Nevada                                                                                              89119

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

Yes X      No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2003, was 14,896,993 shares, held by approximately 43 shareholders.

        Transitional Small Business Disclosure Format (check one):

Yes             No X

ITEM 1. FINANCIAL STATEMENTS

Petrol Oil & Gas, Inc.

(A Development Stage Company)

Condensed Balance Sheet

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$ 19,488	$ 161,836

Equipment	1,600	--
Accumulated depreciation	(80)	--
	1,520	--

Oil and gas properties using full cost accounting:
Properties not subject to amortization	809,374	282,956
Total assets	$ 830,382	$ 444,792

Liabilities and shareholders' equity
Current liabilities:
Note payable to bank	$ 240,000	$ --
Accounts payable	103,410	109,969
Due to officer	47,500	25,000
Total current liabilities	390,910	134,969

Contingencies and commitments
Shareholders' equity:
Preferred stock, $.001 par, authorized 10,000,000 shares; no shares issued	--	--
Common stock, $.001 par, authorized 100,000,000 shares; 14,896,993 and 13,151,993 issued and outstanding at June 30, 2003 and December 31, 2002	14,897	13,152
Stock for services not issued 40,000 and 215,000 shares at June 30, 2003 and December 31, 2002	30,000	107,500
Unamortized cost of stock issued for services	(1,000)	--
Additional paid in capital	1,403,125	898,870
Deficit accumulated under the development stage	(1,007,550)	(709,699)
	439,472	309,823
	$ 830,382	$ 444,792

See notes to condensed financial statements.

Petrol Oil & Gas, Inc.

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,		March 3, 2002 (inception) to June 30, 2003
	2003	2002	2003	2002
Revenue:	$ --	$ --	$ --	$ --	$ --

Professional and consulting fees	168,213	--	82,718	--	807,721
Wages	67,500	--	33,750	--	110,238
Travel	23,123	--	16,058	--	33,603
Miscellaneous expense	39,015	22	18,840	22	55,988

Net loss	$ (297,851)	$ (22)	$ (151,366)	$ (22)	$ (1,007,550)

Basic and diluted earnings per share	$ (0.02)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.13)

Weighted shares outstanding	12,018,857	6,476,240	12,018,857	6,476,240	7,757,614

See notes to condensed financial statements.

Petrol Oil & Gas, Inc.

(A Development Stage Company)

Condensed Statement of Cash Flows

Unaudited

	Six Months Ended June 30,		March 3, 2000 (inception) to June 30, 2003

	2003	2002
Operating activities:
Net loss	$ (297,851)	$ (22)	$ (1,007,550)
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation	80	--	80
Stock and options issued for services	90,000	--	576,870
Change in assets and liabilities-
Accounts payable	(6,559)	--	14,030
Due to officer	22,500	--	47,500

Cash used in operating activities	(191,830)	--	(369,070)

Investing activities:
Equipment purchase	(1,600)	--	(1,600)
Additions to oil & gas property not subject to amortization	(526,418)	--	(669,413)

Cash used in investing activities	(528,018)	--	(671,013)

Financing activities:
Stock issued for debt paid by shareholder of Company stock	--	22	6,475
Note payable to bank	240,000	--	240,000
Stock sold	337,500	--	813,096

Cash provided from financing activities	577,500	22	1,059,571

Increase in cash	(142,348)	--	19,488
Beginning cash	161,836	--	--
Ending cash	$ 19,488	$ --	$ 19,488

Supplemental cash flow information:
Interest paid	$ --	$ --	$ --
Income taxes paid	$ --	$ --	$ --

Non cash financing activities:
Stock issued for assets acquired	$ --	$ --	$ 50,580
Addition to oil & gas property not
subject to amortization and accounts payable
assumed in asset purchase	--	--	89,381
Stock contributed to paid in capital	--	--	5,826
Unamortized cost of stock issued for services	1,000	--	1,000
Stock for services not issued	30,000	--	30,000
Stock and options issued for services	60,000	--	466,870

See notes to condensed financial statements.

Petrol Oil & Gas, Inc.

Notes To Condensed Financial Statements

Note 1 -Basis of Presentation

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

Note 2 -Going Concern

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

Note 3 -Stock Transactions

        The Company sold 100,000 shares of common stock during the quarter at a price of $.75 per share net of any costs associated with the sale.

        Pursuant to a consulting agreement with William Stoeckinger, the Company owed Mr. Stoeckinger 20,000 shares each for April, May and June. The value assigned to the consulting fee was $.75 per share for a total expense of $45,000. 40,000 shares were not issued at June 30, 2003 and $30,000 is recorded in the equity section as shares for services not issued.

        The Company, on April 18, 2003, issued 1,000,000 shares of its common stock to Cornerstone Bank as collateral for a note payable to the bank. The Company, on July 7, 2003, paid off the note and the bank is in the process of returning the shares to be cancelled. The par value of the shares of $1,000 was recorded as common stock with an offsetting amount recorded as a reduction of equity under the account unamortized cost of stock issued for services.

Note 4-Note Payable

        The Company borrowed $240,000 from Cornerstone Bank under a note that was due August 3, 2003. Interest was 2% over the corporate base rate (6.25% at 2/6/03). The note was repaid July 7, 2003.

Petrol Oil & Gas, Inc.

Notes To Condensed Financial Statements

Note 5-Subsequent Events

        On July 2, 2003, the Company received a $400,000 loan from CPA Directed Investments (CPA). The interest rate on the loan is 10% per annum. The Company issued on 7/7/03 1,000,000 shares of common stock as collateral to be held by CPA until the loan is paid in full. Pursuant to the loan agreement, upon the occurrence and during a continuance of default, all remaining amounts of the loan shall, at the option of CPA, become immediately due and payable, and CPA may exercise at any time any rights and remedies available to it under applicable law of the State of Nevada. The loan is due and payable upon the earlier of: (i)180 days from the date of the agreement, or (ii) within 30 days from closing of the Company's registered offering.

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

Overview

        Petrol Oil and Gas, Inc., a development stage company was incorporated in the State of Nevada on March 3, 2000. We are structured to engage in the exploration, development, acquisition and operation of oil and gas properties. Since our inception, we have not been engaged in any significant operations nor have we had any revenues. Our only recent activities include organization, the negotiation and execution of an asset purchase agreement, and we have registered our securities with the Securities and Exchange Commission in order to raise additional capital and make our financial information equally available to investors or other interested parties. Once we complete the sale of our securities, we intend to contact an authorized NASD market maker for sponsorship of our securities on the Over-the-Counter Electronic Bulletin Board. We believe we will be able to complete that process by the end of fiscal 2003.

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

        Because of our limited operating history we have yet to generate revenues from the sale of oil or natural gas. Our current operation is based upon an acquisition of mineral leases from Petrol Energy, Inc. Our activities have been limited to the negotiation of an agreement and preliminary analysis. Consequently, we have incurred the expenses of start-up.

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

        We anticipate the need for at least $5,000,000, the maximum proceeds we are attempting to raise through our registered offering, of capital over the next 12 months. If we do not raise the maximum proceeds, any additional funds needed may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders. There is still no assurance that, even with the funds from the registration and a subsequent private placement, if needed, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable for an indefinite period of time.

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

Recent Developments

        On July 29, 2003, our SB-2 registration statement was declared effective by the SEC. We are offering, up to 5,000,000 shares of our common stock at $1.00 per share through December 31, 2003. We will be required to sell at least 500,000 shares ($500,000) in the offering before we will have use of any funds.

        We have been in discussion with several individuals and entities with regards to potential acquisitions of additional mineral lease properties, working interest partners, farmout arrangements and consulting services. As of the date of this filing we have not finalized any formal agreements with any individual or entity, nor have we determined an acquisition as probable. Once a formal agreement is finalized, if ever, we will file a Form 8-K disclosing the terms and conditions of such agreement.

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

        Our near term cash requirements are anticipated to be offset through the receipt of funds from our registered offering, private placement offerings, if needed, and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

        As of June 30, 2003, we had assets of $830,382, and $390,910 in liabilities. Resulting in stockholders equity of $439,472.

        On February 6, 2003, we entered into a loan agreement with Cornerstone Bank, whereby Cornerstone provided us with a line of credit in the amount of $250,000, which was to expire on August 5, 2003. We pledged to Cornerstone Bank all of our assets, including, but not limited to 1,000,000 shares of our $0.001 par value common stock to be held by Cornerstone Bank as collateral until the loan was paid in full under the terms and conditions of the agreement. On July 2, 2003, we repaid the line of credit, including interest, and Cornerstone has returned the shares to us for cancellation.

        On July 2, 2003, we entered into a Secured Promissory Note Agreement with CPA Directed Investments, whereby CPA loaned us $400,000. The interest rate on the loan is 10% per annum. Proceeds from the loan were used to repay The Cornerstone line of credit and for general working capital. As collateral for the loan we issued CPA 1,000,000 shares of our $0.001 par value common stock to be held until the loan is paid in full under the terms and conditions of the agreement. Pursuant to the agreement, upon the occurrence and during a continuance of default, all remaining amounts of the loan shall, at the option of CPA, become immediately due payable, and CPA may exercise at any time rights and remedies available to it under applicable law of the State of Nevada. The loan is due and payable upon the earlier of:

                    (i) 180 days from the date of the agreement; or

                    (ii) Within 30 days from closing our registered offering.

Item 3. Controls and Procedures

  Paul Branagan, President and Chief Accounting Officer of the Company, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on his evaluation, Mr. Branagan concluded that our disclosure controls and procedures are effective.

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

        On April 18, 2003, we issued 1,000,000 shares of our $0.001 par value common stock to Cornerstone Bank to hold as collateral for a line of credit in the amount of $250,000. We believe that the issuance of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), 4(6) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing that shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decisions. There were no commissions paid on the issuance of the shares. On July 2, 2003, we repaid the line of credit, including interest, and Cornerstone returned the shares to us for cancellation.

        On May 20, 2003, we issued 160,000 shares of our $0.001 par value common stock to William Stoeckinger as a signing bonus pursuant to his Consulting Agreement dated December 19, 2002. We also issued 80,000 shares of our $0.001 par value common stock to Mr. Stoeckinger on May 20, 2003 for fulfilling his duties for the months of January, February, March and April of 2003. Mr. Stoeckinger's Consulting Agreement was filed as an exhibit to Form SB-2, filed on January 22, 2003. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Subsequent Events

        On July 7, 2003, we issued 1,000,000 shares of our $0.001 par value common stock to CPA Directed Investments to hold as collateral for a line of credit in the amount of $400,000. We believe that the issuance of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), 4(6) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing that shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decisions. There were no commissions paid on the issuance of the shares.

        On July 29, 2003, our SB-2 registration statement (File No. 333-102643) was declared effective by the SEC. We are offering up to 5,000,000 shares of our common stock at $1.00 per share through December 31, 2003. We will be required to sell at least 500,000 shares ($500,000) in the offering before we will have use of any funds.

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

        On August 4, 2003, we entered into a letter agreement with William Stoeckinger to revise his Geological/Technical Advisor Consulting Agreement (the "Agreement") which we entered into on December 19, 2002. The term of the Agreement was to commence on December 1, 2002 and end on December 31, 2003, and as partial consideration for Mr. Stoeckinger's services, we agreed to issue him 20,000 shares of our common stock for every month Mr. Stoeckinger fulfilled his duties.

        To eliminate any confusion or misunderstanding as to the term or timing of the issuance of the shares to Mr. Stoeckinger, we suggested the following changes be made to the Agreement:

1. The term of the Agreement shall be revised to specify that the effective date of the Agreement shall be January 1, 2003.

2. As per Section 2.1 of the Agreement, we hereby extend the term of the Agreement to terminate on January 31, 2004.

        The changes are being made to clarify our understanding as to when the issuance of the 20,000 shares was to begin (January 1, 2003) and for what length of time we will be obligated to issue Mr. Stoeckinger additional shares (20,000 shares per month ending on January 31, 2004, for a total of 260,000 shares).

        On May 20, 2003, we issued Mr. Stoeckinger 80,000 shares of our common stock, which was for the period from January 1, 2003 to April 30, 2003.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

     10.1 Secured Promissory Note with CPA Directed Investments

     10.2 Letter Agreement with William Stoeckinger

     31.1 Certification of Paul Branagan pursuant to Section 302 of the Sarbanes-Oxley Act

     32.1 Certification of Paul Branagan pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.

(Registrant)

By: /S/Paul Branagan

Paul Branagan, President

Date: August 11, 2003