Form 10KSB/A
period 2002-12-31
PETROL OIL & GAS INC
filed 2003-08-27
CIK 1109348

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

*THIS AMENDMENT IS BEING FILED TO INCLUDE THE CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. THE CERTIFICATION IS ATTACHED HERETO AS EXHIBIT 32.

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

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          NONE

     4.   Exhibits
                                EXHIBIT INDEX
  Exhibit     Description
  Number
  (1)         N/A
  (2)*        Asset Purchase Agreement between Petrol Energy, Inc. and Euro
              Technology Outfitters, August 19, 2002
  (3)(i)*     Articles of Incorporation
              (a)  Certificate of Amendment of Articles of Incorporation of
              Euro Technology Outfitters, filed on August 20, 2002
              (b)  Articles of Incorporation for Euro Technology Outfitters,
              filed on March 3, 2000
  (3)(ii)*    Bylaws for Euro Technology Outfitters
  (4)         N/A
  (5)         N/A
  (8)         N/A
  (9)         N/A
  (10.1)*     Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated dated December 20, 2002
  (10.2)*     Service and Water Disposal Agreement dated November 15, 2002
  (10.3)*     Employment agreement with Paul Branagan dated December 19,
              2002
  (10.4)*     Geologist/Technical Advisor Consulting Agreement with William
              Stoeckinger dated December 19, 2002
  (10.5)*     Land Services Consulting Agreement with Russell Frierson dated
              December 27, 2002
  (10.6)*     Land Services Consulting Agreement with Lawrence Kehoe dated
              December 27, 2002
  (10.7)*     Land Services Consulting Agreement with Cody Felton dated
              December 27, 2002
  (10.8)*     Waverly Kansas Office Lease dated January 21, 2003
  (10.9)*     2002 Master Stock Option Plan
  (10.10)     Proxy from Cornerstone Bank
  (11)        N/A
  (13)        N/A
  (15)        N/A
  (16)*       Letter of G. Brad Beckstead CPA regarding change in certifying accountant, September 5, 2002
  (17)        N/A
  (18)        N/A
  (19)        N/A
  (20)        N/A
  (21)        N/A
  (22)        N/A
  (23)        N/A
  (24)        N/A
  (25)        N/A
  (26)        N/A
  (31)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  (32)   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (99)        N/A
________________________
*  Filed in Form SB-2 on January 22, 2003

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

PETROL OIL AND GAS, INC.           DATED:  August 26, 2003



By:/S/Paul Branagan
   Paul Branagan, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                              Date

/S/Paul Branagan         President, Secretary/Treasurer,    August 26, 2003
Paul Branagan            CEO, Chairman,
                         Chief Accounting Officer

/S/Paul Branagan         Director                           August 26, 2003
Loren Moll

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