Form 10QSB/A
period 2003-03-31
PETROL OIL & GAS INC
filed 2003-08-27
CIK 1109348

UNITED STATES
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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

  Exhibits

31                Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.
(Registrant)

By: /s/ Paul Branagan
      Paul Branagan, President

Date: August 26, 2003