Form 10QSB
period 2003-09-30
PETROL OIL & GAS INC
filed 2003-11-14
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Yes   X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on October 29, 2003, was 16,651,866 shares, held by approximately 78 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes             No    X

ITEM 1. FINANCIAL STATEMENTS

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Balance Sheet

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$ 1,039,285	$ 161,836

Equipment	30,143	--
Accumulated depreciation	(627)	--

	29,516	--

Oil and gas properties using full cost accounting:
Properties not subject to amortization	890,466	282,956

	$ 1,959,267	$ 444,792

Liabilities and shareholders' equity
Current liabilities:
Notes payable-current	$ 414,166	$ --
Accounts payable	267,931	109,969
Due to officer	47,500	25,000

Total current liabilities	729,597	134,969

Long-term debt	24,009	--

Contingencies and commitments

Shareholders' equity:
Preferred stock, $.001 par, authorized 10,000,000 shares; no shares issued	--	--
Common stock, $.001 par, authorized 100,000,000 shares; 14,896,993 and 13,151,993 issued and outstanding at September 30, 2003 and December 31, 2002	14,897	13,152
Stock for services not issued 100,000 and 215,000 shares at September 30, 2003 and December 31, 2002	100	107,500
Unamortized cost of stock issued for services	(1,000)	--
Stock paid for not issued 1,089,823 shares at September 30, 2003	1,090	--
Additional paid in capital	2,850,383	898,870
Deficit accumulated under the development stage	(1,659,809)	(709,699)

Total shareholders' equity	1,205,661	309,823

	$ 1,959,267	$ 444,792

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

	Nine Months Ended September 30,		Three Months Ended September 30,		March 3, 2000 (inception) to September 30,
	2003	2002	2003	2002	2003
Revenue:	$ --	$ --	$ --	$ --	$ --

Professional and consulting fees	712,928	60,610	544,715	60,610	1,352,436
Wages	105,417	--	37,917	--	148,155
Travel	53,192	7,337	30,069	7,337	63,672
Miscellaneous expense	78,573	1,603	39,559	1,581	95,546

Net loss	$ (950,110)	$ (69,550)	$ (652,260)	$ (69,528)	$ (1,659,809)

Basic and diluted earnings per share	$ (0.06)	$ (0.01)	$ (0.04)	$ (0.01)	$ (0.19)

Weighted shares outstanding	13,569,363	7,363,565	13,569,363	7,363,565	8,260,541

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Statement of Cash Flows

Unaudited

	Nine Months Ended September 30,		March 3, 2000 (inception) to September 30,
	2003	2002	2003
Operating activities:
Net loss	$ (950,110)	$ (69,550)	$ (1,659,809)
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation	627	--	627
Stock and options issued for services	483,000	--	969,870
Change in assets and liabilities-
Accounts payable	157,962	113,972	178,551
Due to officer	22,500	1,000	47,500

Cash used in operating activities	(286,021)	45,422	(463,261)

Investing activities:
Equipment purchase	(30,142)	--	(30,142)
Additions to oil & gas property not subject to amortization	(607,510)	(44,625)	(750,505)

Cash used in investing activities	(637,652)	(44,625)	(780,647)

Financing activities:
Stock issued for debt paid by shareholder of Company stock	--	22	6,475
Stock paid for but not issued	1,025,448	47,286	1,025,448
Notes payable	438,175	--	438,174
Stock sold	337,500	--	813,096

Cash provided from financing activities	1,801,123	47,308	2,283,193

Increase in cash	877,449	48,105	1,039,285

Beginning cash	161,836	--	--

Ending cash	$ 1,039,285	$ 48,105	$ 1,039,285

Supplemental cash flow information:
Interest paid	$ --	$ --	$ --

Income taxes paid	--	--	--

Non cash financing activities:

Stock issued for assets acquired	$ --	$ --	$ 50,580

Addition to oil & gas property not subject to amortization and accounts payable assumed in asset purchase	--	--	89,381

Stock contributed to paid in capital	--	--	5,826
Unamortized cost of stock issued for services	1,000		1,000
Stock for services not issued	100,000	--	100,000
Stock, warrants and options issued for services	393,000	--	799,870

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

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

Note 3 -Stock Transactions

The Company sold 450,000 shares of common stock during the first and second quarter at a price of $.75 per share net of any costs associated with the sale. In the third quarter the Company sold 1,089,823 shares of stock at a price of $1.00 per share. The shares were registered on Form SB-2 with the SEC and were a part of the Company's Initial Direct Public Offering. The costs associated with the sale of these shares totaled $60,000 for professional fees and $4,375 for other costs. These costs were netted against the additional paid in capital associated with the sale of the stock. These shares were not issued as of September 30, 2003 and an amount of $1,090 is recorded in the equity section as stock paid for not issued.

Pursuant to a consulting agreement with William Stoeckinger, the Company owed Mr. Stoeckinger 20,000 shares for each month during the period for a total for the year of 180,000 shares. The value assigned to the consulting fee was $1.00 per share for the months of July-September and $.75 per share for the months January-June for a total expense for the nine month period ended September 30, 2003 of $150,000. 100,000 shares were not issued at September 30, 2003 and $100 is recorded in the equity section as shares for services not issued.

The Company on April 18, 2003 issued 1,000,000 shares of its common stock to Cornerstone Bank as collateral for a note payable to the bank. The Company on July 7, 2003 paid off the note and the shares have been cancelled. The par value of the shares of $1,000 was recorded as common stock with an offsetting amount recorded as a reduction of equity under the account unamortized cost of stock issued for services.

Petrol Oil & Gas, Inc.

Notes To Condensed Financial Statements

The Company on July 2, 2003, entered into a Secured Promissory Note Agreement with CPA Directed Investments, whereby CPA loaned the Company $400,000. The interest rate on the loan is 10% per annum. Proceeds from the loan were used to repay The Cornerstone line of credit and for general working capital. As collateral for the loan the Company issued CPA 1,000,000 shares of its $0.001 par value common stock to be held until the loan is paid in full under the terms and conditions of the agreement.

The Company awarded 900,000 warrants to Goran Blagojevic on September 1, 2003 for services rendered. The fair market value of the warrants as determined by the Black-Scholes pricing model was $333,000 which was recorded as professional fee expense. The warrants expire on August 31, 2006 and the exercise price is $.75 per share.

Note 4-Note Payable

The Company borrowed $240,000 from Cornerstone Bank under a note that was due August 3, 2003. Interest was 2% over the corporate base rate (6.25% at 2/6/03). The note was repaid July 7, 2003.

On July 1, 2003, the Company entered into an agreement with Enutroff LLC (Enutroff) whereby Enutroff would be paid for introductions that result in completed transactions as follows: 1) Debt financing, notes, loans-for any introductions made by Enutroff a fee will be paid equal to $10,000 plus 12% of the total value of the financing. 2) Mergers and acquisitions-for any introductions made by Enutroff a fee of 7.5% of the total value of the merger or acquisition. 3) Sale or purchase of real property or mineral rights- a fee of up to 1/32 overriding royalty interest on those mineral rights involved in a transaction. 4) Working interest partners-a fee of up to 1/32 overriding royalty interest on any mineral rights involved with a working interest partner and a fee of 10% of the ultimate value of the transaction. 5) Retainer of $40,000 to retain the services of Enutroff for a period of one year due on July 1, 2003. The retainer fee has been accrued as an account payable at September 30, 2003.

Enutroff introduced the Company to CPA Directed Investments (CPA) and on July 2, 2003, the Company received a $400,000 loan from CPA. The interest rate on the loan is 10% per annum. The Company issued on 7/7/03 1,000,000 shares of common stock as collateral to be held by CPA until the loan is paid in full. The loan is for 180 days. Pursuant to the loan agreement, upon the occurrence and during a continuance of default, all remaining amounts of the loan shall, at the option of CPA, become immediately due and payable, and CPA may exercise at any time any rights and remedies available to it under applicable law of the State of Nevada. The loan is due and payable upon the earlier of: (i)180 days from the date of the agreement, or (ii) within 30 days from closing of the Company's registered offering. Enutroff's fee of $58,000 is included as an accounts payable.

The Company acquired a truck on September 10, 2003 and financed the purchase with a five-year loan from Mayse Automotive Group. Interest is 8.74% and the first payment is October 10, 2003.

Petrol Oil & Gas, Inc.

Notes To Condensed Financial Statements

Note 5-Subsequent Events

The Company sold an additional 665,050 shares of its common stock at a price of $1.00 per share, which were a part of the Company's Initial Direct Public Offering.

On November 10, 2003, the Company repaid CPA. The Company is in the process of canceling the 1,000,000 shares issued to CPA.

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

Overview

Petrol Oil and Gas, Inc., a development stage company, was incorporated in the State of Nevada on March 3, 2000 as Euro Technology Outfitters. We changed our name to Petrol Oil and Gas, Inc. on August 20, 2002. We are structured to engage in the exploration, development, acquisition and operation of oil and gas properties. Since our inception, we have not been engaged in any significant operations nor have we had any revenues. Our only recent activities include organization, the negotiation and execution of an asset purchase agreement, and we have registered our securities with the Securities and Exchange Commission in order to raise additional capital and make our financial information equally available to investors or other interested parties. Once we complete the sale of our securities, we intend to contact an authorized NASD market maker for sponsorship of our securities on the Over-the-Counter Electronic Bulletin Board. We believe we will be able to complete that process by the end of the first quarter of fiscal 2004.

Plan of Operation

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

Through the date of this filing, we have raised approximately $1,754,873 from the registered offering.

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

Field development operations began in August 2002, with the drilling and logging of three test wells. Each test well is located on a separate mineral lease in the southwest portion of Coffey County. These drill sites were selected based on a variety of factors, including information gathered from historic records and drill logs (depth, and thickness of coal seams and the results of electric gamma ray readings), proximity to existing interstate distribution pipelines, ease of access for drilling equipment, the presence of oil and natural gas in the immediate vicinity, and consultations with our operator and driller. Since these are considered to be exploratory or test wells they have only been partially completed in order to allow us to investigate the production capacity of selected coal intervals, and to obtain important technical information related to stimulation activities that are almost always required to make CBM wells commercially productive. Thus, we do not presently have any estimates of oil and gas reserves on these properties. Consequently, we have not reported our reserve estimates to any state, or federal authority.

During this phase of our plan of operation we expect to drill, test and complete about 40 coal-bed methane producing wells. These drilling and testing efforts will also allow us to determine whether there are other forms of commercially producible hydrocarbons present, such as oil or other types of natural gas. Each well will be drilled and tested individually. If commercially producible amounts of gas are present, the well will be fully completed and a local distribution pipeline installed. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin pumping, although these revenues may be realized on a quarterly basis.

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

Through the date of this filing, we have successfully raised approximately $1,754,873 from our registered offering. We anticipate these funds to satisfy our working capital needs for at least the next 6 months.

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

As of September 30, 2003, we had assets of $1,959,267, and $753,606 in liabilities. Resulting in stockholders equity of $1,205,661.

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

We repaid CPA on November 10, 2003. We are in the process of canceling the 1,000,000 shares issued to CPA.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On July 7, 2003, we issued 1,000,000 shares of our $0.001 par value common stock to CPA Directed Investments to hold as collateral for a line of credit in the amount of $400,000. We believe that the issuance of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), 4(6) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decisions. There were no commissions paid on the issuance of the shares.

On July 29, 2003, our SB-2 registration statement (File No. 333-102643) was declared effective by the SEC. We are offering up to 5,000,000 shares of our common stock at $1.00 per share through December 31, 2003. As of the date of this filing 1,754,873 shares have been sold.

Warrant

On September 1, 2003, we issued Goran Blagojevic a warrant to purchase 900,000 shares of our common stock at $0.75 per share. The warrant is exercisable until August 1, 2006. We believe that the issuance of the warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation S.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form SB-2 (File No. 333-102643), related to our initial public offering, was declared effective by the SEC on July 29, 2003. A total of 5,000,000 shares maximum and 500,000 shares minimum of Common Stock were registered with the SEC with an aggregate offering price of $5,000,000 maximum and $500,000 minimum. All of these shares were registered on our behalf. The offering commenced in August, and as of September 30, 2003 1,089,823 shares of common stock offered were sold resulting in $1,089,823 of proceeds to the Company with no commissions paid on funds raised.

We incurred offering expenses of approximately $64,375 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $1,025,448. No offering expenses were paid directly or indirectly to any or our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

As of September 30, 2003, none of the net proceeds had been used. The remaining net proceeds remain in our operating account pending future use.

Subsequent to September 30, 2003, we sold an additional 665,020 shares resulting in $665,020 of proceeds to the Company with no commissions paid on funds raised.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

Term Sheet of Compensation for Enutroff LLC

On July 1, 2003, we entered into an agreement with Enutroff LLC regarding the compensation that we will pay, or cause to be paid to Enutroff for introductions that result in completed transactions of the following nature:

  Debt financing, notes, or loans,

  Mergers or acquisitions,

  Sale or purchase of real property or minerals rights,

  Working interest partners,

  The acquisition or sale of the company.

For the introduction and completion of any loans, notes or debt financing of any kind which were initiated by Enutroff, we shall pay Enutroff $10,000 plus a 12% fee based on the total value of the financing, loan, or note.

For the introduction and completion of any merger or acquisition involving Petrol which were initiated by Enutroff, then we shall pay Enutroff a 7.5% fee based on the total value of the merger or acquisition.

For Enutroff initiated transactions involving the sale or purchase of real property or mineral rights, we will provide Enutroff up to a 1/32 Overriding Royalty Interest (ORRI) on those mineral rights involved in the transaction. The amount of the ORRI will be agreed upon in writing prior to closing the sale or purchase and the transfer of mineral rights by or to us.

For Enutroff initiated transactions involving Working Interest Partners (WIP) we will provide Enutroff up to a 1/32 Overriding Royalty Interest (ORRI) on those mineral rights involved in the transaction with the WIP. The amount of the ORRI will be agreed upon in writing prior to closing the WIP agreement and the transfer of mineral rights by us.

In addition to the ORRI we will pay a fee of 10% of the ultimate value of the Working Interest transaction that will be agreed upon in writing by Enutroff for a period of one year, commencing on the signature date of the agreement.

A copy of the Enutroff agreement is attached hereto as an Exhibit.

Item 6. Exhibits and Reports of Form 8-K

(a)    Exhibits

10.1    Term Sheet of Compensation for Enutroff, dated 7/01/03.

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

Date: November 13, 2003