Form 10KSB
period 2003-12-31
PETROL OIL & GAS INC
filed 2004-04-15
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30009

PETROL OIL AND GAS, INC.

(Name of small business issuer in its charter)

Nevada	90-0066187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2300 Patrick Lane, Suite 26
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number including area code: (702) 454-3394

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year ended December 31, 2003. $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 16, 2004 was $43,363,015 based on a share value of $3.25.

The number of shares of Common Stock, $0.001 par value, outstanding on March 16, 2004 was 17,192,466 shares.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

PETROL OIL AND GAS, INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

PART I	Page(s)
Item 1.	Description of Business	1-17
Item 2.	Description of Property	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	18-27
Item 6.	Plan of Operation	27-34
Item 7.	Financial Statements	34
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	34
Item 8A.	Controls and Procedures	35

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	35-39
Item 10.	Executive Compensation	39-41
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41-42
Item 12.	Certain Relationships and Related Transactions	43-44
Item 13.	Exhibits and Reports on Form 8-K	44-45
Item 14.	Principle Accountant Fees and Services	45-46

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

In this form 10-KSB references to "PETROL", "the Company", "we," "us," and "our" refer to PETROL OIL AND GAS, INC.

Throughout this document we may use certain terms or phrases that are specific to the oil and gas industry. We have included a glossary, commencing on page 2, containing these terms and phrases. We encourage you to refer to the glossary to gain a better understanding of industry terms used throughout this filing.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

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

On August 20, 2002, we amended our Articles of Incorporation to change our name from Euro Technology Outfitters to Petrol Oil and Gas, Inc.

On August 21, 2002, our then sole officer and director, appointed Paul Branagan as a director of the Company, tendered 5,826,240 shares of our stock for cancellation, and subsequently resigned, leaving Mr. Branagan as our sole director. Following his appointment, Mr. Branagan elected himself as the sole officer of the Company.

We have an authorized capitalization of 100,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2003 there were 17,247,466 shares outstanding. We also have an authorized capitalization of 10,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2003 there were no shares outstanding.

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

Coalification process

A progressive process (bacterial decay and heat) that turns decayed plant material (peat) into the various ranks of coal. The first stage (peat to lignite) is decay and the remaining stages are thermal. The major by-products are methane, carbon dioxide, and water.

Completion / Completing

A well made ready to produce oil or natural gas. Completion involves cleaning out the well, running and cementing steel casing in the hole, adding permanent surface control equipment, and perforating the casing so oil or gas can flow into the well and be brought to the surface.

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

Farm out	Assignment or partial assignment of an oil and gas lease from one lessee to another lessee

Gathering line / system	A pipeline that transports oil or gas from a central point of production to a transmission line or mainline.

Gross acre	An acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned

Gross well	A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

Held-By-Production (HBP)	Refers to an oil and gas property under lease, in which the lease continues to be in force, because of production from the property.

Land services

Services performed by an oil and gas company or agent, or landman, who negotiates oil and gas leases with mineral owners, cures title defects, and negotiates with other companies on agreements concerning the lease.

Logging (electric logging)	Process of lowering sensors into a wellbore to acquire downhole recordings that indicate a well's rock formation characteristics and indications of hydrocarbons

Methane	An organic chemical compound of hydrogen and carbon (i.e., hydrocarbon), with the simplest molecular structure (CH4)

Mineral Lease	A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land

Natural gas quality

The value of natural gas is calculated by its BTU content. A cubic foot of natural gas on the average gives off 1000 BTU, but the range of values is between 500 and 1500 BTU. Energy content of natural gas is variable and depends on its accumulations which are influenced by the amount and types of energy gases they contain: the more non-combustible gases in a natural gas, the lower the Btu value.

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

Pennsylvanian age	Geologic age of sediments deposited 320 to 286 million years ago

Permeability	The property of a rock formation which quantifies the flow of a fluid through the pore spaces and into the wellbore.

Pooled, Pooled Unit

A term frequently used interchangeably with "Unitization" but more properly used to denominate the bringing together of small tracts sufficient for the granting of a well permit under applicable spacing rules.

Proved Reserves

Estimated quantities of crude oil, natural gas, condensate, or other hydrocarbons that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in the future from known reservoirs under existing conditions using established operating procedures and under current governmental regulations.

Re-completion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reserves	Generally the amount of oil or gas in a particular reservoir that is available for production.

Reservoir	The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape

Reservoir Pressure	The pressure at the face of the producing formation when the well is shut-in. It equals the shut in pressure at the wellhead plus the weight of the column of oil in the hole.

Shut-in well	A well which is capable of producing but is not presently producing. Reasons for a well being shut in may be lack of equipment, market or other.

Stratigraphic Trap	A variety of sealed geologic containers capable of retaining hydrocarbons, formed by changes in rock type or pinch-outs, unconformities, or sedimentary features.

Structural Trap	A variety of sealed geologic structures capable of retaining hydrocarbons, such as a faults or a folds.

Tight gas sandstones	Low permeability (having lower capacity to flow fluids through pore spaces) sedimentary rocks with natural gas occuring in the pore spaces. Contrast to high permeability sandstone definition.

Undeveloped acreage	Leased acreage which has yet to be drilled on to test the potential for hydrocarbons.

Unitize, Unitization	Joint operations to maximize produced hydrocarbon recovery among separate operators within a common reservoir

Western Interior Basin	Ancient inland sea and area of sediment deposition which divided North America into two separate landmasses in the Late Cretaceous Period, approximately 75 to 80 million years ago.

Working Interest

The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

(b) Business of Issuer

Petrol is an oil and gas exploration and development company. Our primary business objective is to produce economic quantities of hydrocarbons, including oil and natural gas primarily natural gas from buried coal seams, denoted as coal-bed methane (CBM). The first step in our business plan was achieved through the acquisition of the mineral leases from Petrol Energy. Petrol has continued its mineral leasing efforts and as of December 31, 2003 we have acquired mineral lease agreements totaling approximately 134,812 acres. Petrol has now drilled seven (7) exploratory wells to discover and determine if there is a sufficient amount of commercially viable natural gas to subsequently commence production. Once we commence production, if ever, we will need to create a ready market in which to sell the produced gas.

When and if Petrol determines that it can produce sufficient amounts of commercially viable natural gas from a well, we intend to fund portions of our field development operations through revenues obtained from sales of our CBM gas production, if any. To accelerate the development program, when and if established, we plan to take on Working Interest (WI) or Joint Venture (JV) partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing companies and generally expand our existing operations, which are currently limited to the lease acquisition and exploration phase.

Current State of Operations

Petrol presently has a six (6) well pilot/exploration program located within its leased acreage in Coffey County Kansas. Following drilling, logging and setting steel casing these wells were perforated in some of the coal intervals that contain gas. The perforated coal intervals were acidizied and subsequently fractured using conventional hydraulic techniques in order to stimulate production. They are now in the process of de-watering the coals and their cleats using wellhead and downhole pumping systems. Daily water production ranges between 50-350 barrels per day while CBM gas production is either flare tested or shut in at the wellhead.

Petrol continues to acquire new mineral leases in Missouri. Petrol has an exploratory well in Cass County, Missouri and has been acquiring leases in both Cass and Bates counties, Missouri.

Petrol plans to employ a simple conventional WI model whereby our WI partner(s) would provide all or the major share of the drilling and completion costs for a given set of wells on a specific set of our leases for which the WI partner(s) would receive a portion of the net production revenue. This practice is intended to allow Petrol to drill and complete additional wells with reduced capital outlays.

Our field development program will include developing our mineral rights together with either JV or WI partners. Although we have had several discussions with financing groups regarding a WI partnership, we have yet to come to terms. Thus at present Petrol has no WI partners. We also expect to expand our well drilling operations program with our own drilling and production funds derived from proceeds raised from equity financing, debt financing, or other sources.

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

CBM shows great promise as a future source of natural gas, with the US Geological Survey estimating some 700 TCF contained in 6 major CBM basins in the continental US. This constitutes an enormous reserve, almost the entire US demand for the next 25 years. The Western Interior Basin covering portions of Oklahoma, Kansas, and Missouri is one of those 6 major basins. The Gas Research Institute estimates CBM gas reserves in the Forrest City and Cherokee basin, the two sub-basins of the Western Interior Basin contain approximately 7 TCF. Petrol's leases all lie within one or both of these sub-basins

Given the current volatility of the natural gas market, hedging may become a part of Petrol's operating strategy. We believe the current supply and demand fundamentals will lead to a strengthening in prices. Consequently, Petrol intends to continually evaluate its hedge position, if any, and enter into contracts accordingly.

CBM Production

CBM production is similar to conventional natural gas production in terms of the physical production facilities and the product produced. However, surface mechanics and some production characteristics of CBM wells are quite different from traditional natural gas production wells. Methane is created as part of the coalification process. Coals vary in their methane content which is defined by the industry as cubic feet of gas per ton of coal Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. However, CBM is trapped in the molecular structure of the coal itself until it is released by pressure changes, resulting from water removal from the coal-bed.

Water completely permeates coal-beds and the natural fracture system or cleats as they are normally referred are pervasive throughout the coal-beds in good producing areas. The natural gas, principally methane, is adsorbed onto the grain surfaces of the coal. To produce CBM, the water must be drawn off first, lowering the pressure so that the methane will desorb from the coal thus allowing gas flow from the coal into the de-watered cleats that act as high permeable conduits to the well bore, where gas can be produced at the well head. These cleats are formed during coalification and the permeability required for production may not have fully developed, thereby rendering the well useless for production.

The qualities of productive CBM wells include coal quality, the content of natural gas per ton of coal, thickness of the coal-beds, reservoir pressure, existence of natural fractures, and overall permeability of the coal-bed.

CBM production also differs from conventional gas production that normally starts at its highest production rate and then declines with time. Because coal-beds have water residing within the cleats the water needs to be withdrawn in order to promote production of the adsorbed gases. Thus, for the case of CBM, initial water production is high and diminishes with time. CBM gas production, however, starts at a relatively low rate reaching a peak some months later and then begins to decline.

CBM production is attractive due to several geological factors. Coal stores six or seven times as much gas as a conventional natural gas reservoir of equal rock volume due to the large internal surface area of coal. Significant amounts of coal are accessible at shallow depths, making well drilling and completion relatively inexpensive. Finding costs are also low since methane occurs in coal deposits, and the location of the Nation's coal resources is well defined by the USGS.

Corporate Business Objectives

Petrol's primary business objective is to produce economic quantities of natural gas from CBM and other producible intervals. In the 6 major US CBM basins the coal-beds vary greatly in thickness, quality and gas content. They also range in depths from very near surface (< 500 ft) to very deep (>25,000 ft). The difficulty, risks and costs associated with extracting CBM from deep formations increases quite rapidly and nonlinearly with depth.

Petrol intends to achieve our objective by:

  concentrating our mineral leasing in core areas to achieve economies of scale,

  acquiring and developing potentially high profit margin leased properties,

  continually disposing of marginal and non-strategic leased properties,

  balancing reserves, when developed, between oil and gas,

  maintaining a high degree of financial flexibility, and

  enhancing the value of our production through marketing and midstream activities.

Developmental Program

One of the reasons Petrol acquired leases in the Forrest City and Cherokee basisn was the fact that of the major CBM basins within the continental US, the leased area had the following attributes:

  relatively shallow CBM (<2,500 ft)

  good coal rank, gas content and distribution within the basin,

  low cost mineral leases,

  access to interstate pipeline systems and

  nearby oil and gas services.

The Western Interior Basin located in the mid-continent, where the Petrol leases are located, shows great promise because the basin embodies an extensive aerial distribution of near shallow buried coal-beds, appears to contain large quantities of high quality natural gas and has several readily available interstate pipelines for sales and distribution. It appears that the area best suited for our CBM project may be in and around Coffey County, Kansas, where gas bearing coals are contained within the Forrest City and Cherokee basins, sub-basins of the larger Western Interior basin. The entire eastern edge of the State of Kansas and the western edge of Missouri overlays the western portion of the basin.

Since portions of the acquired mineral leases have existing oil or gas wells, some of them are being considered for re-completion in sandstones and/or coal-beds that appear economically productive. These will add to our knowledge base and may provide financial support for anticipated expansion.

Operational Area

As an oil and gas exploration and development company, Petrol's primary objective is the development of CBM gas production projects. We identified CBM early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. Petrol expects to focus our investment efforts along with WI's in natural gas well development projects located within known or highly-likely gas-bearing CBM formations in southeastern Kansas and western Missouri starting within our roughly 88,812 acres of CBM leases acquired from Petrol Energy.

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

Data derived from logs, cores and gas production tests on Petrol's exploratory wells in Coffey County overlying the northern extent of the Cherokee basin and the southern portion of the Forrest City basin have shown good gas content and the ability to produce gas during the de-watering process. Production capacities have yet to be determining.

Leasing Activities

As of December 31, 2003, we have about 289 signed lease agreements totaling approximately 134,812 acres. These leases are scattered throughout Coffey County, Kansas and the adjacent counties of Anderson, Osage, Lyon, Franklin, Woodson as well as Cass and Bates counties in western Missouri. In the event that we are successful in the development phase of our plan and find commercially producible gas or oil, we intend to lease additional available mineral rights to the extent that we believe such land will further our exploration and development activities and provide increased value to the company.

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

In general, leases are payable on the one year signing anniversary of the lease agreement. Regardless of whether or not we are producing oil and gas from a leased property or acres pooled therewith, on the one-year anniversary of each lease we will be required to pay the lessor their net agreed upon mineral acreage fee. If we fail to make such payment, the lease will terminate 30 days thereafter. Petrol has agreed to pay each lessor a royalty equal to 12.5% of any oil, gas or other minerals that may be produced from wells drilled on the leased property. In the event of a shut-in well capable of producing oil or gas, we have agreed to pay the lessor a royalty per net mineral acre. All the lease agreements allow Petrol to hold the lease with production.

Pursuant to the lease payment terms described above we have been obligated to make the following one-year anniversary payments beginning in January 2003.

Due Date	# of Gross Mineral Acres	Payment Due
Jan 2003	2,314	$ 4,429.00 (Paid)
Feb 2003	13,837	$138,370.00 (Paid)
March 2003	17,093	$170,930.00 (Paid)
April 2003	4,083	$ 34,148.00 (Paid)
Jan 2004	157	$ 1,570.00 (Paid)
TOTAL:	37,484	$ -0-

Under our leases Petrol has the right to pool the leased property with other land owned or leased by us in the immediate vicinity for the production of oil or gas. With respect to shallow gas and associated hydrocarbons produced in conjunction therewith, we have the right to pool or unitize the leased properties into a development pool of a maximum of 3,000 acres if it has drilled at least 2 wells within the pooled unit no later than 1 year after the expiration of the primary term of the lease.

Petrol has agreed to indemnify each lessor against any and all liabilities arising out of our operations on the leased property, including environmental liabilities. We have also agreed to pay each lessor liquidated damages for any leased property that is damaged as a result of our operations on such leased property. Additionally, Petrol has agreed to pay each lessor for any damages caused by us to any crops growing on the leased property. Following the completion of our operations on a leased property, we are obligated to restore the well site to its original condition and land contour, to the extent possible.

All of the oil and gas property that we have leased to date is considered "undeveloped acreage" which the Securities and Exchange Commission defines as "lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves."

Petrol has rights to a working interest in approximately 88,812 gross undeveloped acres (100% of each leased acre) and 77,710 net undeveloped acres (87.5% of 88,812 leased acres) in southeast Kansas. A "working interest" is the operating interest that gives us, as the operator, the right to drill, produce and conduct operating activities on the property and a share of production. A "net acre" (or net well) is deemed to exist when the sum of the fractional working interest owned in gross acres or gross wells equals one. The number of net acres or net wells is then expressed as a whole number and fractions thereof. A "gross acre" (or gross well) is the total acres or wells, as the case may be, in which a working interest is owned.

Before Petrol commits substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, we complete our due diligence process on our leased property, including obtaining a title or title insurance to confirm our rights to any oil, gas or other minerals produced pursuant to our lease. It is difficult to determine what our final interest in any oil, gas or other mineral that we produce will be until we have negotiated with the third parties that we may hire to perform drilling, completion and operating activities on our wells.

Substantially all of our capital expenditures have been associated with the acquisition of oil and gas mineral leases. Our strategy is to continue to expand our lease base principally through the acquisition of additional mineral leases. As a result, it is likely that capital expenditures will exceed cash provided by operating activities in years where significant growth occurs in our oil and gas reserve base. In such cases, additional external financing will be required.

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

Enutroff LLC Agreement

On July 1, 2003 we entered into an agreement with Enutroff LLC (Enutroff) whereby Enutroff would be paid for introductions that result in completed transactions as follows: 1). Debt financing, notes, loans- for any introductions made by Enutroff a $10,000 fee would be paid plus 12% of the total value of the financing. 2). Mergers and acquisitions-for any introductions made by Enutroff a fee of 7.5% of the total value of the merger or acquisition. 3). Sale or purchase of real property or mineral rights- a fee of up to 1/32 overriding royalty interest on those mineral rights involved in a transaction. 4). Working interest partners-a fee of up to 1/32 overriding royalty interest on any mineral rights involved with a working interest partner and a fee of 10% of the ultimate value of the transaction. 5). A fee of $40,000 to retain the services of Enutroff for a period of one year was due on July 1, 2003. Enutroff introduced us to CPA Directed Investments and received a $58,000 fee based on the $400,000 the Company borrowed from CPA. Total fees paid to Enutroff for the year ended December 31, 2003 was $98,000.

CBM Energy Agreement

On January 15, 2004 we completed the acquisition of certain oil and gas mineral leases ("Leases") in and around Franklin, Coffey, Woodson, Lyon and Greenwood Counties, Kansas (the "Prospect Area"), amounting to approximately 36,000 acres in exchange for 765,000 shares of our unregistered restricted common stock.

John Haas, Mark Haas and W.B. Mitchell Agreement

On January 15, 2004, we executed an agreement with John Haas, Mark Haas and W.B. Mitchell. John Haas, Mark Haas, and W.B. Mitchell to grant us access to 10,000 acres of leased mineral rights. Pursuant to the agreement we received access to the acreage for the purpose of evaluating and exploring for CBM gas production. In exchange for the opportunity to explore and evaluate the acreage for purposes of future gas exploration, we issued warrants to John Haas, Mark Haas, and W.B. Mitchell as follows:

  600,000 warrants to purchase restricted common shares at $1.20 per share for a period of 2.5 years (for a collective total of 1,800,000 shares)

  400,000 warrants to purchase restricted common shares at $1.50 per share for a period of 2.5 years (for a collective total of 1,200,000 shares)

  300,000 warrants to purchase restricted common shares at $2.00 per share for a period of 3 years (for a collective total of 900,000 shares)

The agreement terminates on or about July 15, 2004; however is subject to 6 month extensions.

Governmental Regulations

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

Personnel

We currently have two full time employees and two part time employees. As drilling production activities commence, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements, however, we have entered into employment agreements with Paul Branagan, Gary Bridwell and David Polay. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Our proposed personnel structure could be divided into three broad categories: management and professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

Non-Executive Employment Agreements

On November 1, 2003, we executed an Employment Agreement with Gary Bridwell, wherein Mr. Bridwell agreed to serve as the Company's Field Operations Manager. We agreed to pay Mr. Bridwell a starting salary of $10,000.00 per month and he is entitled to participate in the Company's group health insurance and also is entitled to utilize the Company credit card, which is for the sole use of Company business and is subject to the policies of the Company covering such matters. After Mr. Bridwell has completed one year of employment we will issue to him 100,000 shares of our $0.001 par value common stock.

Consultants

Goran Blagojevic. On August 20, 2002, we entered into a Translation and Business Consulting agreement with Goran Blagojevic. Under the terms of the agreement Mr. Blagojevic agreed to perform written and verbal translation services and certain other business consulting services for us. On December 20, 2002, we amended the agreement whereby Mr. Blagojevic agreed to assist us in finding, assessing, qualifying and negotiating with potential European working interest partners that would support our field development program. The term of the agreement terminated on January 31, 2004. As consideration for the additional responsibilities, we issued Mr. Blagojevic a warrant to purchase 500,000 shares of our common stock at $0.75 per share. The warrant expired on July 1, 2003. On September 1, 2003, we issued a warrant to Goran Blagojevic to purchase up to 900,000 shares of common stock at $0.75 per share as partial consideration for consulting services. The warrant is exercisable until August 31, 2006.

B&B Cooperative Venture and Birk Petroleum. On November 15, 2002, we entered into a Service and Water Disposal Agreement with B&B Cooperative Venture ("B&B") and Birk Petroleum ("Birk"), whereby B&B agreed to provide us with pumping services on our existing wells to monitor operations, and assess and report on the disposition of the production process. Birk agreed to transport the produced water from its lease tanks to the disposal well where Birk will inject produced water into the disposal well. We agreed pay B&B $10.00 per day for each well that it provides pumping services and pay Birk at the rate of $60.00 per hour for water hauling and $250.00 per month for the use of the disposal well. The term of the agreement was for 1 year commencing on the date of execution.

William Stoeckinger. On December 19, 2002, we entered into a one-year geologist/technical advisor consulting agreement with William Stoeckinger. Under the terms of the agreement Mr. Stoeckinger agreed to assist us in the areas of geology, geophysical and formation evaluation, drilling and completion, regulatory and lease evaluation matters and other technical concerns related to the exploration and production of hydrocarbons. We agreed to pay Mr. Stoeckinger a daily rate ranging from $400 to $500 per day for his services. As an inducement for Mr. Stoeckinger to begin consulting for us, we issued him 160,000 shares of our common stock. In addition, we agreed to issue Mr. Stoeckinger 20,000 shares of our common stock for each month that he fulfilled his duties as described in the agreement. As further consideration, we granted Mr. Stoeckinger an option to purchase 50,000 shares of our common stock at $0.50 per share and 50,000 shares at $1.00 per share. The option expires on December 19, 2004. On August 4, 2003, we amended the agreement to change the effective date to January 1, 2003 and termination date to January 31, 2004.

Russell Frierson. On December 27, 2002, we entered into a one-year land services consulting agreement with Russell Frierson. Under the terms of his agreement, Mr. Frierson agreed to provide to us land professional services in the nature of preparation and drafting of written agreements concerning well location, waivers of surface use and other lease provisions, damage release and compensation agreements related to drilling operations, easement and right of way agreements, pooling and farm out agreements, and such other consents, declarations, designations, memoranda, notices, ratifications and stipulations by and between us and any and all surface owners in or adjacent to our mineral lease hold interests. As an inducement for Mr. Frierson to begin consulting for us, we issued him 50,000 shares of our common stock. In addition, we granted Mr. Frierson an option to purchase 50,000 shares of our common stock at $0.50 per share for a period of 3 years. On March 19, 2004, Mr. Frierson exercised his option through the delivery of a note to Petrol, which is secured by half of the underlying shares of common stock (25,000). Petrol will release the shares upon full payment of the note. Petrol registered the 50,000 shares on Form S-8.

Lawrence Kehoe. On December 27, 2002, we entered into a one-year land services consulting agreement with Lawrence Kehoe. Under the terms of his agreement, Mr. Kehoe agreed to provide us with land professional services in the nature of negotiation and execution of easements and surface agreements, and negotiation and execution of requisite consents, declarations, designations, memoranda, notices, ratifications and stipulations by and between us and any and all surface owners in or adjacent to our mineral lease hold interests. As an inducement for Mr. Kehoe to begin consulting for us, we issued him 325,000 shares of our common stock. In addition, we granted Mr. Kehoe an option to purchase 325,000 shares of our common stock at $0.50 per share for a period of 3 years. On March 19, 2004, Mr. Kehoe exercised his option through the delivery of a note to Petrol, which is secured by half of the underlying shares of common stock (162,500). Petrol will release the shares upon full payment of the note. Petrol registered the 325,000 shares on Form S-8.

Cody Felton. On December 27, 2002, we entered into a one year land services consulting agreements with Cody Felton. Under the terms of his agreement, Mr. Felton agreed to provide us with land professional services in the nature of acquisition and recording of mineral interests and the performance of any and all due diligence and title work on leased properties. As an inducement for Mr. Felton to begin consulting for us, we issued him 325,000 shares of our common stock. In addition, we granted Mr. Felton an option to purchase 325,000 shares of our common stock at $0.50 per share for a period of 3 years. On March 19, 2004, Mr. Felton exercised his option through the delivery of a note to Petrol, which is secured by half of the underlying shares of common stock (162,500). Petrol will release the shares upon full payment of the note. Petrol registered the 325,000 shares on Form S-8.

Research Agreement

On February 9, 2004, we entered into a Research Agreement with Joseph E. Blankenship for purposes of providing analysis and research, valuation and investment opinions on common stocks, preferred stocks, debt instruments, convertible debentures and/or other corporate securities. Work product from the Analyst will consist of "Research Reports" which are disseminated to individual and institutional investors as well as research distributors.

For the Scope of Work outlined above, we agreed to pay Source Capital, a broker-dealer Mr. Blankenship is employed by, an amount of $6,000. We also issued Mr. Blankenship 10,000 shares of our $0.001 par value restricted common stock and granted an option to purchase a total of 50,000 shares. The option includes 25,000 shares at $2.50 per share and the remaining 25,000 shares at $4.00 per share. The term of the options is for a period of two (2) years.

Consultant Agreement with CSC Group LLC

On February 18, 2004, Petrol entered into a Consultant Agreement with CSC Group LLC for purposes of assisting us in locating working interest partners and similar financing agreements to further our business on a "best efforts" basis. The Consultant's services shall include locating and evaluating potential businesses and/or individuals that would make high quality candidates as Working Interest (WI) Partners for our field development program. The term of the agreement is for six months commencing on February 18, 2004 and may be extended at any time prior to the expiration of the term. We agreed to compensate the Consultant for its efforts in assisting us in locating WI partners, 1% for all funds raised in an executed transaction between Petrol and Consultant's Clients. As an inducement for the Consultant to begin his engagement, we agreed to issue stock warrants, giving the Consultant the right to purchase 200,000 shares of our common stock, $0.001 par value. The term and exercise price of the Warrant Shares shall be: (i) 100,000 shares at $1.50 per share for a period of two years; and (ii) 100,000 shares at $2.50 per share for a period of two years. The Consultant Agreement is attached to this filing as an Exhibit.

Letter Agreement with William D. Burk

On March 1, 2004, we executed a letter agreement with William D. Burk ("Burk"), wherein it identifies the terms and conditions under which Burk has performed certain oil and gas services and legal services for us since August of 2003. In consideration of the Services and for Burk's continued assistance to us, we agreed to grant Burk 100,000 options to purchase shares of our common stock at $1.25 per share and 200,000 options to purchase shares of our common stock at $1.50 per share. The term of the options is for a period of three (3) years.

We also agreed to reimburse Burk for reasonable business expenses incurred in performing his services. Burk agreed to be available to assist us in the preparation of agreements with future farmout and working interest participants. In addition, we also may from time to time request Burk to provide specific legal or consultation services, in this event, Burke may perform such additional services on an hourly, daily or project fee basis, upon the agreement of both parties.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive office at 2300 Patrick Lane, Suite 26, Las Vegas, NV 89119. The office is provided free of charge on a month-to-month basis by Branagan & Associates. Paul Branagan, President of Petrol, is also president of Branagan & Associates.

We also lease approximately 2,500 square feet of space in Waverly, Kansas, where our field and leasing offices are located. This facility is leased on a month-to-month basis with our monthly lease obligation being $300.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Since March 4, 2004, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin under the trading symbol "POIG". The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 31, 2004, the closing price of our shares of common stock was $3.25 per share.

(b) Holders of Common Stock

As of December 31, 2003, we had approximately 88 stockholders of record of the 17,247,466 shares outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain a stock option plan to which incentive stock options to purchase shares of common stock may be granted to employees, directors and consultants. This 2002/2003 stock option plan was adopted by our board of directors on December 16, 2002 and has not been approved by our stockholders. The following table sets forth information as of December 31, 2003 regarding outstanding options granted under the plan, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	2,950,000 (1)	$ 0.96	950,000 (2)

Total	2,950,000	$ 0.96	950,000

(1) Includes 900,000 warrants granted to a consultant.

(2) Options available for issuance under our 2002/2003 stock option plan, which we have issued 2,050,000 options as of December 31, 2003.

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

Use of Proceeds from Registered Securities

Our Registration Statement on Form SB-2 (File No. 333-102643), related to our initial public offering, was declared effective by the SEC on July 29, 2003. A total of 5,000,000 shares maximum and 500,000 shares minimum of Common Stock were registered with the SEC with an aggregate offering price of $5,000,000 maximum and $500,000 minimum. All of these shares were registered on our behalf. The offering commenced in August and terminated in December 2003. We sold 2,350,473 shares of common stock, which resulted in $2,350,473 of proceeds to the Company with no commissions paid on funds raised.

We incurred offering expenses of approximately $64,375 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $2,286,098. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

As of December 31, 2003, approximately $1,227,000 of the net proceeds had been used. As disclosed in the registration, approximately $413,501 was used to repay short-term debt, approximately $86,168 was used as general working capital and approximately $132,362 was used for drilling costs. Following the close of the offering, our management reevaluated the use of proceeds included in the prospectus. Based on their evaluation, we redirected certain intended uses of the funds from the purchase of drilling/production equipment and used funds as follows: we invested $200,000 in a fund managed by one of our stockholders, CPA Directed Investments; approximately $134,635 was used for our mineral leases and fees relating to those leases; we paid two of our consultants a total of $205,200; and we paid David Polay, our recently elected chief financial officer, approximately $55,134. As of December 31, 2003, the remaining net proceeds (approximately $1,059,000) remain in our operating account pending future use.

Except for the payment to Mr. Polay and salaries paid to officers as part of our working capital, no offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

In April 2004, we filed a post-effective amendment to the Registration Statement to deregister the 2,649,527 shares which remained unsold at the termination of the offering.

Recent Sales of Unregistered Securities

Issuances to Officers and Directors

On March 3, 2000, we issued 5,000,000 shares of our $0.001 par value common stock to our then sole officer and director for services valued at $5,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4 (2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

From January 1, 2001 through April 1, 2002 we issued shares of our common stock to our then sole officer and director at par value, $0.001 per share, for conversion of debt to equity for monies advanced by our then sole officer and director. The dates of the issuance and number of shares issued is as follows:

Date of issuance	Number of Shares
January 1, 2001	1,405,000
April 1, 2001	22,060
July 1, 2001	13,240
October 1, 2001	14,060
April 1, 2002	21,880

We believe that the issuances of the shares described above were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). Our then sole officer and director, because of his position with our company, was deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The shares were issued directly by us and did not involve a public offering or general solicitation. There were no commissions paid on the issuance of the shares. On August 21, 2002, our then sole officer and director cancelled 5,826,240 shares concurrent with the asset purchase with Petrol Energy, Inc. for no consideration.

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

Asset Purchase Agreement

On August 19, 2002, we executed an Asset Purchase Agreement with Petrol Energy, Inc., whereby we issued 10,918,300 shares of our restricted common stock in exchange for certain assets and liabilities of Petrol Energy. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares occupied a privileged position with our company, due to its preexisting relationship with our then sole officer and director, that afforded them an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient's management had the opportunity to speak with our then sole officer and director on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares.

NIO Fund Sales

From November 5, 2002 through December 2, 2002, we issued and sold a total of 660,303 shares to NIO FUND Investment Management Limited for a total purchase price of $330,151.25, all of which was paid in cash. In addition to the above sales to NIO, we issued NIO warrants to purchase up to $3,500,000 of our common stock at a 12.5% discount to market, however, not to be less than $0.875 per share. All of these warrants expired on or before January 31, 2004.

On November 21, 2003, we issued NIO a new warrant for the purchase of 1,500,000 shares of common stock at $0.875 per share. This warrant expires November 20, 2006.

In November 2003, NIO assigned the warrant to two individuals as follows: Paola Simoni - 1,000,000; and Goran Blagojevic - 500,000.

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

Issuances to Consultants

On December 30, 2002, we issued 3 of our consultants a total of 700,000 shares of common stock and granted options to purchase up to 700,000 shares of common stock at $0.50 per share as consideration for consulting services. The options are exercisable for a period of 36 months. We believe that the issuance of the shares and grant of the options were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). In April 2004, the 3 consultants exercised their warrants through the delivery of notes. We are holding half of the shares as collateral against the notes. The shares were subsequently registered on Form S-8.

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

On May 20, 2003, we issued William Stoeckinger 160,000 shares of our common stock and granted him an option to purchase (i) 50,000 shares of common stock at $0.50 per share and (ii) 50,000 shares of common stock at $1.00 per share. The options are exercisable until December 19, 2004. In addition, as part of Mr. Stoeckinger's consulting agreement we agreed to issue Mr. Stoeckinger an additional 20,000 shares per month for the term of his agreement (240,000 shares total). As of December 31, 2003, 240,000 shares have been issued to Mr. Stoeckinger. We believe that the issuance of the shares and grant of the option were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

On February 6, 2003, we issued 1,000,000 shares of our $0.001 par value common stock to Cornerstone Bank to hold as collateral for a line of credit in the amount of $250,000. We believe that the issuance of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), 4(6) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing that shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions. There were no commissions paid on the issuance and sale of the shares. In July 2003, the line of credit was repaid and the shares were returned from the bank for cancellation.

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

On July 2, 2003, we issued 1,000,000 shares of our $0.001 par value common stock to CPA Directed Investments to hold as collateral for a loan in the amount of $400,000. We believe that the issuance of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), 4(6) and Regulation D. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing that shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions. There were no commissions paid on the issuance and sale of the shares. In January 2004, the loan was repaid and the shares were returned for cancellation.

Stock Options and Warrants

On August 20, 2002, pursuant to Goran Blagojevic's consulting agreement we granted Mr. Blagojevic a warrant to purchase 500,000 shares of common stock at $0.75 per share. This warrant expired on July 1, 2003, Mr. Blagojevic did not exercise his warrant. On September 1, 2003, we issued a warrant to Goran Blagojevic to purchase up to 900,000 shares of common stock at $0.75 per share as partial consideration for consulting services. The warrant is exercisable until August 31, 2006. We believe that the issuances of the warrants were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On December 19, 2002, pursuant to Paul Branagan's employment agreement we granted Mr. Branagan an option to purchase shares of common stock according to the following:

Number of Shares Purchasable	Price Per Share
250,000	$0.50
250,000	$1.00
250,000	$1.50
250,000	$2.00
250,000	$2.50

The options are exercisable at any time and expire on the third anniversary of issuance or termination of Mr. Branagan's employment agreement. As of the date of this filing, Mr. Branagan has not exercised any of his options.

On December 19, 2002, pursuant to William Stoeckinger's consulting agreement we granted Mr. Stoeckinger an option to purchase 50,000 shares of our common stock at $0.50 per share and 50,000 shares as $1.00 per share. The option expires on December 1, 2004.

On December 27, 2002, we granted Russell Frierson an option to purchase 50,000 shares of our common stock at $0.50 per share for a period of 3 years. The option was granted as an inducement for Mr. Frierson to begin consulting for us. On March 12, 2004, Mr. Frierson exercised his option and purchased 50,000 shares at $0.50 per share for a total purchase price of $25,000. Mr. Frierson executed a Promissory Note wherein he promises to pay us $25,000 together with interest at the rate of 6% per annum. We agreed to issue 25,000 shares of our common stock to Mr. Frierson and retain possession of the remaining 25,000 shares, together with a stock power as collateral until the promissory note is paid in full, at which time we will release the collateral shares to Mr. Frierson. On April 1, 2004, the 50,000 shares of common stock referenced above were registered on Form S-8.

On December 27, 2002, we granted Lawrence Kehoe an option to purchase 325,000 shares of our common stock at $0.50 per share for a period of 3 years. The option was granted as an inducement for Mr. Kehoe to begin consulting for us. On March 12, 2004, Mr. Kehoe exercised his option and purchased 325,000 shares at $0.50 per share for a total purchase price of $162,500. Mr. Kehoe executed a Promissory Note wherein he promises to pay us $162,500 together with interest at the rate of 6% per annum. We agreed to issue 162,500 shares of our common stock to Mr. Kehoe and retain possession of the remaining 162,500 shares, together with a stock power as collateral until the promissory note is paid in full, at which time we will release the collateral shares to Mr. Kehoe. On April 1, 2004, the 325,000 shares of common stock referenced above were registered on Form S-8.

On December 27, 2002, we granted Cody Felton an option to purchase 325,000 shares of our common stock at $0.50 per share for a period of 3 years. The option was granted as an inducement for Mr. Felton to begin consulting for us. On March 12, 2004, Mr. Felton exercised his option and purchased 325,000 shares at $0.50 per share for a total purchase price of $162,500. Mr. Felton executed a Promissory Note wherein he promises to pay us $162,500 together with interest at the rate of 6% per annum. We agreed to issue 162,500 shares of our common stock to Mr. Felton and retain possession of the remaining 162,500 shares, together with a stock power as collateral until the promissory note is paid in full, at which time we will release the collateral shares to Mr. Felton. On April 1, 2004, the 325,000 shares of common stock referenced above were registered on Form S-8.

Subsequent Events

On January 15, 2004, we entered into an agreement with Mr. John Haas, Mr. Mark Hass and Mr. W.B. Mitchell whereas we would be allowed access to approximately 10,000 acres of leased mineral rights for the purpose of exploring, and evaluating gas production for 6 months. Each of the three individuals received 600,000 stock warrants (1,800,000 total) to purchase shares at a price of $1.20 per share; 400,000 stock warrants (1,200,000 total) to purchase shares at a price of $1.50 per share; and 300,000 stock warrants (900,000 total) to purchase shares at a price of $2.00 per share. The warrants expire on July 15, 2006. We believe that the issuances of the warrants were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On January 15, 2004, we issued 765,000 shares of stock to CBM Energy, Inc in exchange for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares occupied a privileged position with our company, due to its preexisting relationship with our president, that afforded them an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient's management had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

On February 9, 2004, we agreed to issue 10,000 shares of common stock to and granted Joseph Blankenship an option to purchase 50,000 shares at $2.50 per share for the first 25,000 shares and $4.00 for the remaining 25,000 shares. The option was granted pursuant to the Research Agreement we entered into on February 9, 2004. The term of the option is for two years.

On February 18, 2004, we granted to CSC Group LLC a stock warrant giving CSC the right to purchase 200,000 shares of our common stock. The term and exercise price of the warrant shares shall be: (i) 100,000 shares at $1.50 per share for a period of two years; and (ii) 100,000 shares at $2.50 per share for a period of two years.

On March 1, 2004 we issued 100,000 stock options with an exercise price of $1.25 per share and 200,000 stock options with an exercise price of $1.50 per share to Mr. William Burk. Mr. Burk has performed consulting services for the Company. The options expire in three years.

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

Plan of Operation

During the next twelve months we plan to focus our efforts on increasing our production and reserves of natural gas through the development of our existing properties, raising additional capital and furthering our business plan.

We intend to fund portions of our field operations through revenues obtained from sales of our CBM gas production, if any. To accelerate the development program we plan to take on JV or WI partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing companies and generally expand our existing operations.

Because of our limited operating history we have yet to generate revenues from the sale of oil or natural gas. Our activities have been limited to the negotiation of WI agreements, mineral lease acquisition and preliminary analysis of reserves and production capabilities from our exploratory test wells. Consequently, we have incurred the expenses of start-up.

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

We anticipated the need for at least $5,000,000, which was the maximum proceeds we were attempting to raise through our registered offering. We raised $2,350,473 as of the closing date of the offering. The additional funds needed may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders. There is still no assurance that even with the funds from the registration and a subsequent private placement, if needed, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Thus we are focusing our attention toward WI partners to assist in funding the development of our mineral leases. Nevertheless, we may continue to be unprofitable for an indefinite period of time.

We are unable to provide an accurate breakdown to the use of funds to be received from any future private placement, or equity investments as the usage will be solely based upon the outcome of our initial exploration and development program. We have anticipated the need to hire additional staff, continue development and refinement of our operations to meet customer needs and provide additional working capital for our operations. Support for growth of our field personal and operational activities will be partially derived from funding from WI partners.

We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank and funds received from the offering. We anticipate utilizing our stock and stock options, where possible, to hire new personnel and consultants.

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

Field exploration and development operations began in August 2002, with the drilling and logging of three test wells. Each exploratory/test well is located on a separate mineral lease in the southwest portion of Coffey County. These drill sites were selected based on a variety of factors, including information gathered from historic records and drill logs (depth, and thickness of coal seams and the results of electric gamma ray readings), proximity to existing interstate distribution pipelines, ease of access for drilling equipment the presence of oil and natural gas in the immediate vicinity, and consultations with our geologist and driller. Since these are considered to be exploratory or test wells they have only been partially completed in order to allow us to investigate the production capacity of selected coal intervals, and to obtain important technical information related to stimulation activities that are almost always required to make CBM wells commercially productive. Thus we do not presently have any estimates of oil and gas reserves on these properties. Consequently we have not reported our reserve estimates to any state, or federal authority.

During this exploration and development phase of our plan of operation we expect to drill, test and complete about 12 CBM producing wells on our leases in Kansas and Missouri. These drilling and testing efforts will also allow us to determine whether there are other forms of commercially producible hydrocarbons present, such as oil or other types of natural gas. Each well will be drilled and tested individually. If commercially producible amounts of gas are present, the well will be fully completed and a local distribution pipeline installed. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin pumping although these revenues may be realized on a quarterly basis.

Once we have identified a proposed drilling site, we as a licensed operators in the State of Kansas and Missouri, will be engaged in all aspects of well site operations. As the operator we will be responsible for permitting the well, which will include obtaining permission from the Kansas Oil and Gas commission or Missouri relative to spacing requirements and any other stated and federal environmental clearances required at the time that the permitting process commences. Additionally, we will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actual drill the well to the target zones. Should the well be successful, we will be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced.

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

We had a one year consulting agreement with Mr. William Stoeckinger, a Certified Petroleum Geologist, from Bartlesville, Oklahoma. Mr. Stoeckinger provided geological services both in the assessment process and in the development program. On January 31, 2004, the term of the agreement expired, however Mr. Stoeckinger continues to provide geologic consulting services on an as needed basis.

Based on our first series of exploratory/test wells we anticipate that each well in our targeted area will cost approximately $30,000 to locate, drill and test, an additional $80,000 to complete, plus an additional $350 per month per well to pay for electricity, pulling and repairs, pumping and other miscellaneous charges. In support of these operations we have working agreements with local third parties to monitor and maintain our wells and perform drilling and work-over activities.

If any of our wells proves to hold commercially producible gas, we will need to install a distribution infrastructure to transport our gas from the wellhead to one of the major distribution pipelines. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, and Enbridge. We have initiated contact with two of these companies to ascertain the specific locations of their pipelines, their requirements to purchase gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. Traditionally, the major distribution of gas in the United States have purchased production from anyone who can get sufficient quantities of quality gas to their distribution pipeline. Because some of these companies have purchased coal-bed methane from producing wells in the southern part of Kansas, we believe that if the gas produced from wells drilled in our targeted area meets their criteria in both quantity and quality, they will purchase our gas from the Company at market prices. To date, we have not entered into any purchase agreements nor have we received assurances from anyone that they will enter into such agreements with us in the future.

Presently, we cannot accurately predict the costs of transporting our gas products to these existing interstate pipelines. The cost of installing a distribution infrastructure or local gathering system will vary depending upon the distance the gas must travel from its wellhead to the compressor station and high pressure pipeline tap, and whether the gas must be treated to meet the purchasing company's quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, we anticipate that the total cost of installing a distribution infrastructure for a group of about 50 producing wells will be approximately $6,500 each plus a one-time expense of $5,000 per well to tap into the high pressure interstate pipeline and support a compressor and monitoring system.

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

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing and JV or WI partnerships. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Through the date of this filing, we have successfully raised approximately $2,350,473 from our registered offering. We anticipated these funds to satisfy our working capital needs for six to nine months.

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

Under our current plan of operation, we are required to make certain lease payments to maintain our rights to develop and drill for oil and gas. There lease payments are material obligations to us and our lease holdings are our biggest asset.

As of December 31, 2003, we had assets of $2,577,447, and $373,810 in liabilities. Resulting in a stockholder's equity of $2,203,637.

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

Personnel

We currently have two full time employees and two part time employees. As drilling production activities commence, we intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

We are a development stage company with no revenues and during 2003 our board of directors had responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Mr. Branagan, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Branagan concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

NAME	AGE	POSITION
Paul T. Branagan	60	President, CEO, Chairman, Secretary/Treasurer
Loren Moll	47	Director
David Polay	39	Chief Financial Officer

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

David Polay, chief financial officer for the Company, has an extensive background in accounting, business systems and computer engineering. From 1993 to 2003, Mr. Polay was President and CFO of Polay Trading Technology, where he successfully developed financial systems used to manage institutional and private investors' money. From 1990 to 1993, he was CFO and founding partner of Impact Health Systems. Impact Health Systems created software and internet-based systems for the medical and health insurance industries. From 1989 to 1991, Mr. Polay worked for KPMG Peat Marwick in Silicon Valley as an accountant, where he assisted KPMG in establishing their Microcomputing Consulting Group. Mr. Polay graduated with high honors from the University of Florida's Fisher School of Accounting with B.S. degrees in Computer Engineering and Accounting.

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

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2003 there were no delinquent filers.

Audit Committee

We do not have an Audit Committee, our board of directors during 2003, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that of our officers and directors serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only one officer and two directors operating as the sole management for the Company in 2003. We believe that as a result of the limited interaction which occurs having a sole officer for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Stock Option and Non-Employee Directors' Plan

The following description applies to the stock option plan which we adopted in December of 2002; 2,050,000 options have been granted as of December 31, 2003.

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

December 19, 2002
Granted	$0.50 to $2.50	1,350,000
Exercised	-	-0-
Cancelled	-	-0-

December 27, 2002
Granted	$0.50	700,000
Exercised	-	-0-
Cancelled	-	-0-

Total outstanding	$0.50 to $2.50	2,050,000

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officers: Paul Branagan, president, since his appointment on August 21, 2002 through December 31, 2003; and David Polay, chief financial officer, since his appointment on November 17, 2003 through December 31, 2003.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	LTIP payouts	All other compensation
Paul Branagan, President	2003 2002	$145,417 $35,000	-0- -0-	-0- -0-	-0- -0-	-0- 1,250,000(2)	-0- -0-	-0-(1) -0-

David Polay, Chie Financial Officer	2003	$5,134	$50,000	-0-	-0-	-0-	-0-	-0-

(1) In November, we amended Mr. Branagan's employment agreement granting Mr. Branagan a 1/100 over riding royalty on wells we complete. The over riding royalty is described in further detail below.

(2) The options are exercisable at prices ranging from $.50 to $2.50 per share, pursuant to Mr. Branagan's Employment Agreement.

Employment Agreements

Paul Branagan

On December 19, 2002, we entered into an employment agreement with Paul Branagan. The term of employment is three (3) years. Mr. Branagan serves as President, CEO, Chairman, Secretary/Treasurer and Director. We agreed to pay Mr. Branagan a base salary of $135,000 per annum for the first year of employment, increasing to $160,000 per annum for the second and third year of his employment. In addition to the cash compensation earned by Mr. Branagan, we granted Mr. Branagan an option to purchase shares of our common stock according to the following:

Number of Shares Purchasable	Price Per Share
250,000	$0.50
250,000	$1.00
250,000	$1.50
250,000	$2.00
250,000	$2.50

The options are exercisable at any time and expire on the third anniversary of issuance or the termination of Mr. Branagan's employment agreement.

On November 20, 2003, we amended Mr. Branagan's employment agreement to add a royalty provision as follows:

  Mr. Branagan shall receive a 1/100 Over Riding Royalty on any wells completed.

  The Over Riding Royalty shall be paid as determined by our Board of Directors.

  The term of the payment of the Over Riding Royalty shall be for the remaining term of the employment agreement and may be changed and/or extended at any time by our Board of Directors.

  The term "Over Riding Royalty" shall be defined as a fractional interest in the gross production of oil and gas, in addition to the usual royalties paid to any lessor.

David Polay

On November 17, 2003, we executed an Employment Agreement with David Polay, wherein Mr. Polay agreed to serve as our Chief Financial Officer. Mr. Polay agreed to work part time until his position requires a full time effort. We agreed to pay Mr. Polay a starting salary of $6,000 per month and we also paid him a one-time sign on bonus in the amount of $50,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables present information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on March 16, 2004 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 17,192,466 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Goran Blagojevic (3) PTTA Chiavica 2 37121 Verona, Italy	1,475,000	8.6%

Paolo Simoni (4) Via Al Forte 8 Lugano, Switzerland	1,640,343	9.5%

John Haas (5) 12980 Foster, Suite 120 Overland, KS 66213	1,300,000	7.6%

Mark Haas (5) 12980 Foster, Suite 120 Overland, KS 66213	1,300,000	7.6%

W.B. Mitchell (5) 12980 Foster, Suite 120 Overland, KS 66213	1,300,000	7.6%

Michael Morse 12502 Russel Overland Park, KS 66209	900,000	5.2%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

  Figures are rounded to the nearest tenth of a percent.

  Includes 900,000 warrants to purchase shares of common stock at $0.75 per share through August 31, 2006 and 500,000 warrants to purchase shares of common stock at $0.875 per share through November 20, 2006.

  Includes 1,000,000 warrants to purchase shares of common stock at $0.875 per share through November 20, 2006.

  Each of John Haas, Mark Haas and W.B. Mitchell individually have the right to purchase: 600,000 warrants (1,800,000 total) to purchase shares of common stock at $1.20 per share through July 15, 2006; 400,000 warrants (1,200,000 total) to purchase shares of common stock at $1.50 per share through July 15, 2006; and 300,000 warrants (900,000 total) to purchase shares of common stock at $2.00 per share through January 15, 2007.

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Of Class (2)
Paul Branagan, President (3)	1,750,000	10.2%
Loren Moll, Director	3,100,000	18.0%
David Polay, Chief Financial Officer	250,000	1.5%
All Directors & Officers as a Group	5,100,000	29.7%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 2300 Patrick Lane, Suite 26, Las Vegas, NV 89119.

  Figures are rounded to the nearest tenth of a percent.

  Includes 1,250,000 options to purchase shares of common stock at prices ranging from $.50 to $2.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Paul Branagan

Paul Branagan, our sole officer and chairman of the board, is an officer and director of Millennium Plastics Corporation, another public company, which may impact the amount of his time spent on our business matters. Mr. Branagan may have demands placed on his time, which will detract from the amount of time he is able to devote to us. Mr. Branagan intends to devote at least 40 hours per week of his business time and attention to our activities as required. Although Mr. Branagan has other current business interests he will attend to Petrol business as his first priority. We consent to and understand this potential conflict of interest.

Our executive office is provided free of charge on a month-to-month basis by Branagan & Associates. Paul Branagan, President of Petrol, is also president of Branagan & Associates.

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

On November 21, 2003 we agreed with NIO to issue a new warrant to NIO for the purchase of 1,500,000 shares of common stock at $0.875 per share. This warrant expires November 20, 2006.

In November 2003, NIO assigned the warrant to two individuals as follows: Paola Simoni - 1,000,000; and Goran Blagojevic - 500,000.

Goran Blagojevic

We have entered into a Translation and Business Consulting agreement with Goran Blagojevic. On September 1, 2003, we issued a warrant to Mr. Blagojevic to purchase up to 900,000 shares of common stock at $0.75 per share as partial consideration for consulting services. The warrant is exercisable until August 31, 2006. In addition, for the years ended December 31, 2003, we paid Mr. Blagojevic $107,200 in cash compensation for services rendered to us.

CPA Directed Investments

On July 2, 2003, we issued 1,000,000 shares of our common stock to CPA Directed Investments to hold as collateral for a loan in the amount of $400,000. In January 2004, the loan was repaid and the shares were returned for cancellation. CPA holds 100,000 shares of the Company's common stock. Further, we invested $200,000 in a fund that is being managed by CPA. There were no investment management fees charged in the year ended December 31, 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

1. Financial Statements:

A. INDEX TO FINANCIAL STATEMENTS

1. Independent Auditors Report F-1

2. Financial Statements:

Balance Sheet F-2

Statement of Operation F-3

Statement of Changes in Stockholders' F-4

Statement of Cash Flows F-5

Notes to Financial Statements F-6 - F-20

2. During the fiscal year December 31, 2003 the Company did not file any Form 8-Ks.

3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

8-K Report filed on April 1, 2004, Notification of trading on the OTC:BB.

4. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
(2)**	Asset Purchase Agreement between Petrol Energy, Inc. and Euro Technology Outfitters, August 19, 2002
(3)(i)**	Articles of Incorporation
(a) Certificate of Amendment of Articles of Incorporation of Euro Technology Outfitters, filed on August 20, 2002
(b) Articles of Incorporation for Euro Technology Outfitters, filed on March 3, 2000
(3)(ii)**	Bylaws for Euro Technology Outfitters
(10.1)**	Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated dated December 20, 2002
(10.2)**	Service and Water Disposal Agreement dated November 15, 2002
(10.3)**	Employment agreement with Paul Branagan dated December 19, 2002
(10.4)**	Geologist/Technical Advisor Consulting Agreement with William Stoeckinger dated December 19, 2002
(10.5)**	Land Services Consulting Agreement with Russell Frierson dated December 27, 2002
(10.6)**	Land Services Consulting Agreement with Lawrence Kehoe dated December 27, 2002
(10.7)**	Land Services Consulting Agreement with Cody Felton dated December 27, 2002
(10.8)**	Waverly Kansas Office Lease dated January 21, 2003
(10.9)**	2002 Master Stock Option Plan
(10.10)***	Term Sheet of Compensation for Enutroff, dated 7/01/03.
(10.10)*	Consultant Agreement of CSC Group LLC
(10.11)*	Employment Agreement of David Polay
(10.12)*	Addendum to Employment Agreement of Paul Branagan
(10.13)*	Employment Agreement of Gary Bridwell
(10.14)*	Letter Agreement with William D. Burke
(10.15)*	Purchase and Sale Agreement with CBM Energy Inc.
(10.16)*	Research Agreement with Joseph E. Blankenship
(10.17)*	Research Agreement Scope of Work and Compensation
(10.18)*	Business Partnership Term Sheet with John Haas, Mark Haas, and W.B. Mitchell
(16)**	Letter of G. Brad Beckstead CPA regarding change in certifying accountant, September 5, 2002
(31-1)*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Paul Branagan
(31-2)*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for David Polay
(32-1)*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Paul Branagan
(32-2)*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for David Polay

________________________

* Filed herewith

** Filed in Form SB-2 on January 22, 2003

*** Filed in Form 10-QSB on September 30, 2003

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $38,996 and $18,398, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

The aggregate fees to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal years 2003 and 2002 were $2,500 and $713, respectively.

(4) ALL OTHER FEES

Weaver & Martin billed us $15,000 for audit related services relating to our Registration Statement on Form SB-2. There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2003 and 2002 other than the fees described herein and above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.                                                                                             DATED: April 14, 2004

By: /s/ Paul Branagan

Paul Branagan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Branagan	President, Secretary/Treasurer,	April 14, 2004
Paul Branagan	CEO, Chairman

/s/ Loren Moll	Director	April 14, 2004
Loren Moll

/s/ David Polay	Chief Financial Officer
David Polay		April 14, 2004

Petrol Oil and Gas, Inc.

Index To Financial Statements

Report of Independent Certified Public Accountants	F-1
Balance Sheets, December 31, 2003 and 2002	F-2
Statement of Operations for the Years Ended December 31, 2003, 2002 and from inception (March 3, 2000) to December 31, 2003
F-3
Statement of Stockholders' Equity from inception (March 3, 2000) to December 31, 2003
F-4
Statement of Cash Flows for the Year Ended December 31, 2003, 2002, and from inception (March 3, 2000) to December 31, 2003
F-5
Notes to Financial Statements	F-6 - F-20

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Petrol Oil and Gas, Inc.

We have audited the accompanying balance sheet of Petrol Oil and Gas, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrol Oil and Gas, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Kansas City, Missouri

March 26, 2004

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Balance Sheet

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash	$ 1,059,838	$ 161,836
Investment	200,000	-
Total current assets	1,259,838	161,836

Equipment	2,134	-
Vehicles	28,009	-
Accumulated depreciation	(2,107)	-
	28,036	-

Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,289,573	282,956
	$ 2,577,447	$ 444,792

Liabilities and stockholders' equity
Current liabilities:
Notes payable-current	$ 4,000	$ -
Accounts payable	268,071	109,969
Accrued liabilities	31,316	-
Due to officer	47,500	25,000
Total current liabilities	350,887	134,969

Long-term debt	22,923	-

Contingencies and commitments

Stockholders' equity:
Preferred stock, $.001 par, authorized 10,000,000 shares; no shares issued	-	-
Common stock, $.001 par, authorized 100,000,000 shares; 17,247,466 and 13,151,993 issued and outstanding at December 31, 2003 and 2002	17,247	13,152
Stock for services not issued 160,000 and 215,000 shares at December 31, 2003 and 2002	160	215
Unamortized cost of stock issued for services	(1,000)	-
Additional paid in capital	4,630,713	1,006,155
Deficit accumulated under the development stage	(2,443,483)	(709,699)
Total stockholders' equity	2,203,637	309,823
	$ 2,577,447	$ 444,792

See notes to financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Statement of Operations

	Year Ended December 31,		March 3, 2000 (inception) to December 31, 2003
	2003	2002
Revenue:	$ --	$ --	$ --

Professional and consulting fees	1,374,754	639,508	2,014,262
Office	67,759	-	67,759
Wages	163,417	42,738	206,155
Travel	59,673	10,480	70,153
Miscellaneous expense	53,092	10,519	70,065

Loss from operations	(1,718,695)	(703,245)	(2,428,394)

Other income (expense):
Interest income	1,067	-	1,067
Interest expense	(16,156)	-	(16,156)

Other income (expense)	(15,089)	-	(15,089)

Loss before income tax	(1,733,784)	(703,245)	(2,443,483)

Provision for income tax	-	-	-

Net loss	$ (1,733,784)	$ (703,245)	$ (2,443,483)

Basic and diluted earnings per share	$ (0.12)	$ (0.08)	$ (0.28)

Weighted shares outstanding	14,721,438	8,338,208	8,783,542

ee notes to financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

	Common Stock			Additional Paid-in Capital	Stock For Services Not Issued	Unamortized Cost of Stock Issued For Services	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Per Share	Shares	Amount
March 3, 2000, Inception	$0.001	5,000,000	$ 5,000	$ -	$ -	$ -	$ -	$ 5,000

Net loss from inception to December 31, 2000		-	-	-	-	-	(6,105)	(6,105)
Balance December 31, 2000		5,000,000	5,000	-	-	-	(6,105)	(1,105)

January 1, 2001 issued for debt paid by the stockholder of Company stock	0.001	1,405,000	1,405	-	-	-	-	1,405
April 1, 2001 issued for debt paid by the stockholder of Company stock	0.001	22,060	22	-	-	-	-	22
July 1, 2001 issued for debt paid by the stockholder of Company stock	0.001	13,240	13	-	-	-	-	13
October 1, 2001 issued for debt paid by the stockholder of Company stock	0.001	14,060	14	-	-	-	-	14

Net loss for the year ended 12/31/01		-	-	-	-	-	(349)	(349)
Balance December 31, 2001		6,454,360	6,454	-	-	-	(6,454)	-

July 1, 2002 issued for debt paid by the stockholder of Company stock	0.001	21,880	22	-	-	-	-	22
Stock contributed to capital by the stockholder of Company stock	0.001	(5,826,240)	(5,826)	5,826	-	-	-	-
Stock issued in an asset purchase	0.005	10,918,300	10,918	39,662	-	-	-	50,580
Stock sold	0.538	883,693	884	474,712	-	-	-	475,596
Stock for services not issued	0.500	-	-	107,285	215	-	-	107,500
Stock issued for services	0.500	700,000	700	349,300	-	-	-	350,000

Options issued for services
Includes $7,738 value of options for President of the Company		-	-	29,370	-	-	-	29,370

Net loss for the year ended 12/31/02		-	-	-	-	-	(703,245)	(703,245)
Balance December 31, 2002		13,151,993	13,152	1,006,155	215	-	(709,699)	309,823

Stock for services	0.75	80,000	80	89,880	40	-	-	90,000
Stock for services	1.00	-	-	119,880	120	-		120,000
Stock sold	0.75	450,000	450	337,050	-	-	-	337,500
Unissued stock issued		215,000	215	-	(215)	-	-	-
Stock to bank for loan collateral	0.001	1,000,000	1,000	-	-	(1,000)	-	-
Warrants issued for services		-	-	794,000	-	-		794,000
Stock sold but not issued	1.00	2,350,473	2,350	2,283,748	-	-	-	2,286,098

Net loss for the year ended 12/31/03		-	-	-	-	-	(1,733,784)	(1,733,784)
		17,247,466	$ 17,247	$ 4,630,713	$ 160	$ (1,000)	$ (2,443,483)	$ 2,203,637

See notes to financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Statement of Cash Flows

	Year Ended December 31,		March 3, 2000 (inception) to December 31, 2003
	2003	2002
Operating activities:
Net loss	$ (1,733,784)	$ (703,245)	$ (2,443,483)
Adjustments to reconcile net loss to cash used in operating activities-
Depreciation	2,107	-	2,107
Stock and options issued for services	1,004,000	486,870	1,490,870
Change in assets and liabilities-
Accounts payable	158,102	20,589	178,690
Accrued liabilities	31,315	-	31,315
Due to officer	22,500	25,000	47,500
Cash used in operating activities	(515,760)	(170,786)	(693,001)

Investing activities:
Equipment purchase	(30,142)	-	(30,142)
Investment	(200,000)	-	(200,000)
Additions to oil & gas property not subject to amortization	(1,006,617)	(142,995)	(1,149,612)
Cash used in investing activities	(1,236,759)	(142,995)	(1,379,754)

Financing activities:
Stock issued for debt paid by stockholder of Company	--	21	6,475
Payments made on note payable	(1,086)	-	(1,086)
Notes payable	28,009	-	28,009
Stock sold	2,623,598	475,596	3,099,194
Cash provided from financing activities	2,650,521	475,617	3,132,593

Increase in cash	898,002	161,836	1,059,838

Beginning cash	161,836	-	-
Ending cash	$ 1,059,838	$ 161,836	$ 1,059,838

Supplemental cash flow information:
Interest paid	$ 16,156	$ --	$ 16,156

Income taxes paid	$ --	$ --	$ --

Non cash financing activities:

Stock issued for assets acquired	$ --	$ 50,580	$ 50,580

Addition to oil & gas property not subject to amortization and accounts payable assumed in asset purchase	--	89,381	89,381

Stock contributed to paid in capital	--	5,826	5,826
Unamortized cost of stock issued for services	1,000		1,000
Stock for services not issued	160	215	160
Stock, warrants and options issued for services	854,000	107,500	1,260,870

See notes to financial statements.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

We are currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards No. 7.

Organization and business:

On March 3, 2000, Euro Technology Outfitters (Euro) was incorporated in Nevada. Euro was a reporting public shell with no business activity. On August 19, 2002 Euro acquired, in an asset purchase agreement, land leases and accumulated expenditures and assumed liabilities from Petrol Energy, Inc. (Petrol). Petrol received 10,918,300 shares of Euro and transferred into Euro property leases that the Company will use for the development and exploration of oil, gas, and methane. The par value of the Euro shares ($10,918 and additional paid-in capital of $39,662) was recorded as an asset in the oil & gas properties not subject to amortization account. The amount consisted of lease payments made by Petrol prior to the acquisition. Also we assumed from Petrol accounts payable totaling $89,381 and increased the asset account oil & gas properties not subject to amortization for the associated capitalized costs relating to the payables.

On August 20, 2002, we amended our Articles of Incorporation changing our name from Euro Technology Outfitters to Petrol Oil and Gas, Inc. and increased the authorized capital stock to 100,000,000 shares of Common Stock $0.001 par value and, 10,000,000 shares of Preferred Stock $0.001 par value.

We are an oil and gas exploration and development company whose primary objective is the development of Coal Bed Methane (CBM) gas production projects. We identified CBM early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. We have focused our efforts to eastern Kansas and western Missouri where leases were acquired that appeared geologically suitable for CBM exploration.

Goodwill and Other Intangible Assets:

Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise, as required by SFAS No. 142. As of December 31, 2003 we had no goodwill or other intangible assets.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation:

We account for stock and options issued for services by non-employees based on the market value of the stock at the date of the agreement and the market value of the options as determined by the Black-Scholes pricing model. This cost is amortized to expense over the life of the agreement to provide services. We account for our stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. During 2003, we adopted the fair value recognition provisions of SFAS No. 123, effective as of the beginning of the year. No options were granted to employees in the year ended December 31, 2003.

Income Taxes:

Amounts provided for income tax expense are based on income reported for financial statement purpose and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to the enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that we expect to realize.

Fair value of financial instruments:

The carrying amounts of financial instruments, including cash, investment, accounts payable, accrued liabilities, due to Officer and note payable approximates fair value because of the short-term natures of these items.

Loss per share:

The loss per share is computed in accordance with SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted loss per share computation.

Potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the diluted computation, as their effect would be anti-dilutive.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Use of Estimates:

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

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and certificates of deposit that mature within three months of the date of purchase.

Revenue recognition:

As of December 31, 2003 we have not recognized any revenue during our corporate existence but it is our policy is to recognize revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

Recent issued accounting Standards:

In June 2001, The Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." This required that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate. SFAS 143 was adopted on January 1, 2003; however, there was no previous activity in which an ARO applied. In the year ended December 31, 2003 we recorded an ARO for the abandonment of wells at the completion of either a dry hole or all production activity.

F-8

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the first quarter of fiscal 2004. This interpretation did not affect our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered onto or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective in the fourth quarter of fiscal 2003. The adoption of SFAS No. 150 did not have material impact on our financial position or results of operation.

Depreciation:

Depreciation is provided by the straight-line method using an estimated life of the equipment of 5 years.

Oil and gas properties:

We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and interest, are capitalized.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

All capitalized costs included in the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major developments projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Long-lived assets:

We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Asset retirement obligations:

We accrue for asset retirement obligations, primarily for assets on leased sites, in the period in which the obligations are incurred. We accrue these costs at estimated fair value. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. We have identified asset retirement obligations pertaining to the closure of wells on our land leases. We have estimated the fair value of our asset retirement obligations, based in part on the terms of quoted agreements.

Reclassifications:

Certain reclassifications have been made to prior periods to conform to current presentation.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 GOING CONCERN

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to obtain additional sources of capital, and in attaining future profitable operations. Our management is currently initiating their business plan and is in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 STOCKHOLDERS' EQUITY

Common stock

The aggregate number of shares of common stock that we have the authority to issue is 100,000,000 shares at a par value of $0.001. As of December 31, 2003 and 2002, there was an additional 160,000 and 215,000 shares, respectively, that we needed to issue. These shares were issued in subsequent periods.

Preferred stock

The aggregate number of shares of preferred stock that we have the authority to issue is 10,000,000 shares at a par value of $0.001. As of December 31, 2003, no shares of preferred stock were issued.

Stock Issuance's

At inception, we issued 5,000,000 shares of common stock. During the period from inception to August 19, 2002 an additional 1,476,240 shares of common stock were issued in exchange for liabilities paid by a stockholder. On August 21, 2002, a stockholder contributed to paid in capital 5,826,240 shares of Company stock

On August 19, 2002, an Asset Purchase Agreement was signed, whereby 10,918,300 shares of restricted common stock were exchanged for assets.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

On August 19, 2002, we entered into a letter of intent with NIO Funds Investment Management Limited (NIO) whereby NIO would exclusively raise funds for us throughout Europe. A fee of 2% was charged for all funds raised and was netted against the sales of our common stock. NIO was allowed to sell on our behalf up to 750,000 restricted shares of common stock at a price of $.50 per share and an additional 250,000 shares at a price of $.75 per share. We granted NIO the privilege of purchasing additional shares of our restricted common stock in the amount of $500,000 per month for the months of March, April, May, June, August and November of 2003 and January of 2004. The price per share was set at a discount of 12.5% of the market price of our shares that were being traded on any exchange or over-the-counter but not less than $.875 per share. There was no value assigned to the ability to invest in the Company based on the Black-Scholes pricing model. NIO raised net capital in the amount of $475,596 and 883,693 shares were issued.

On November 21, 2003 we entered into an agreement with NIO whereby NIO received 1,500,000 warrants to purchase our shares at a price of $.875 per share with a three-year life. The value of the options using the Black-Scholes pricing model was $461,000 using the following assumptions:

Interest rate	2.35%
Days to expiration	1,095
Strike Price	$.875
Stock price	$1.00
Volatility	32.75%
Yield	0%

The value of the options of $461,000 was charged to professional and consulting fee expense with an offset to paid-in capital. On November 24, 2003 NIO assigned 1,000,000 warrants to Mr. Paolo Simoni and 500,000 warrants to Mr. Goren Blagojevic.

The Board of Directors on December 16, 2002 adopted the 2002 stock option plan for 3,000,000 shares.

We entered into a land services consulting agreements on December 27, 2002 with Mr. Lawrence Kehoe, Mr. Cody Felton and Mr. Russell Frierson. The term of each of the agreements was for one year. Mr. Kehoe and Mr. Felton received as consideration 325,000 shares each of Company stock and 325,000 stock options allowing them to purchases shares of Company stock at a price of $.50 per share with a three-year life. Mr. Frierson received 50,000 shares of Company stock and 50,000 options to purchase Company stock at a price of $.50 per share for a three-year life. The value assigned to the stock issued was $350,000 and was charged to professional and consulting fee expense. The value of the options using the Black-Scholes pricing model was $20,086 using the following assumptions:

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Interest rate	1.97%
Days to expiration	1,095
Strike Price	$.50
Stock price	$.50
Volatility	0%
Yield	0%

The options value was charged to professional and consulting fee expense with an offset to paid-in capital. See Note 9-Subsequent Events as the three individuals exercised the options on March 19, 2004.

We entered into an employment agreement with Mr. Paul Branagan on August 20, 2002. The three-year agreement provided for compensation at $11,250 per month for year 1 and $13,333 per month for years 2 and 3. Mr. Branagan also received 1,250,000 options. The options have a three year life and 250,000 are exercisable at $.50 per share; 250,000 are exercisable at $1.00 per share; 250,000 exercisable at $1.50 per share; 250,000 exercisable at $2.00 per share and 250,000 exercisable at $2.50 per share. The value of the options, using the Black-Scholes pricing model, was $7,738. This amount has been recorded as wages expense and an offsetting amount was recorded as additional paid in capital. The assumptions used are to value the options were as follows:

Interest rate	2.13%
Days to expiration	1,095
Stock price	$.50
Strike price	various$.50 to $2.50
Volatility	0%
Yield	0%

We entered into a geologist/technical advisor consulting agreement on December 1, 2002 with Mr. William Stoeckinger. The agreement was for a one year term (amended to a thirteen month term) and Mr. Stoeckinger received 160,000 shares upon signing the agreement, 20,000 shares per month for thirteen (as amended in a subsequent agreement) months, 50,000 options exercisable at $.50 per share and 50,000 options exercisable at $1.00 per share for a three year period. The value assigned to the issued stock was $80,000 at December 31, 2002. Mr. Stoeckinger also was paid $4,055 during the year ended December 31, 2002. The value of the options, using the Black-Scholes pricing model, was $1,548. This was recorded as a professional and consulting fee expense and an offsetting amount was recorded as additional paid in capital.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The assumptions used to value the options were as follows:

Interest rate	2.13%
Days to expiration	1095
Stock price	$.50
Strike price	various $.50 to $1.00
Volatility	0%
Yield	0%

During the year ended December 31, 2003 the value assigned to the monthly stock issuance was $.75 for the months January-June and $1.00 for the months July-December. The total amount assigned for the stock issuances was $210,000. Mr. Stoeckinger also received fees in 2003 amounting to $34,699.

At December 31, 2003 and 2002 Mr. Stoeckinger was owed 160,000 shares that weren't issued at December 31, 2003 and 2002. Included in the equity section of the balance sheet was stock for services not issued that had a balance of $160, which represents the unissued stock's par value. The shares were issued in fiscal 2004.

We entered into a retainer agreement for translation and business consulting on August 20th, 2002 with Mr. Goran Blagojevic. Either party may terminate this agreement at any time. Mr. Blagojevic received 500,000 warrants to acquire Company stock at a price of $.75 per share that expired August 31, 2003. The value of the warrants, using the Black-Scholes pricing model, was zero. The warrants expired unexercised in 2003. The assumptions used to value the warrants were as follows:

Interest rate	2.15%
Days to expiration	365
Stock price	$.50
Strike price	$.75
Volatility	0%
Yield	0%

Mr. Blagojevic, on December 27, 2002, accepted 55,000 shares of Company stock as payment for an outstanding invoice. These shares were not issued at December 31, 2002 and the amount due of $55 was included in the stock paid for not issued account. The shares were issued in 2003. Mr. Blagojevic received $24,991 in professional fees in the year ended December 31, 2002.

Mr. Blagojevic received 900,000 warrants on September 1, 2003. The warrants had a strike price of $.75 and expiration date of August 31, 2006. The value of the warrants, using the Black-Scholes pricing model, was $333,000 and this was recorded as a professional and consulting expense. The assumptions used to value the warrants were as follows:

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Interest rate	1.95%
Days to expiration	1,095
Stock price	$1.00
Strike price	$.75
Volatility	32.75%
Yield	0%

A summary of stock options and warrants is as follows:

		Average		Average
	Options	Price	Warrants	Price
Outstanding at 1/1/02	--	--	--	--
Granted	2,050,000	$1.12	500,000	$.75
Cancelled	--	--	--	--
Exercised	--	--	--	--
Outstanding 12/31/02	2,050,000	$1.12	500,000	$.75

Outstanding at 1/1/03	2,050,000	$1.12	500,000	$.75
Granted	--	--	2,4000,000	.83
Cancelled	--	--	(500,000)	.75
Exercised	--	--	--	--
Outstanding 12/31/03	2,050,000	$1.12	2,400,000	$.83

We sold 450,000 share of stock at a price of $.75 per share and 2,350,473 shares at a price of $1.00 per share in 2003. The costs associated with the sale of these shares totaled $60,000 for professional fees and $4,375 for other costs. These costs were netted against the additional paid in capital associated with the sale of the stock.

On April 18, 2003, we issued 1,000,000 shares of our common stock to Cornerstone Bank as collateral for a note payable to the bank. On July 7, 2003 we paid off the note and the bank returned the shares. On July 2, 2003 we entered into a loan agreement with CPA Directed Investments (CDI). As part of that agreement we were required to issue 1,000,000 shares of Company stock in CDI's name. The par value of the shares of $1,000 was recorded as common stock with an offsetting amount recorded as a reduction of equity in the account-unamortized cost of stock issued for services. The loan was repaid and the stock was returned on January 26, 2004.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 COMMITMENTS

On July 1, 2003 we entered into an agreement with Enutroff LLC (Enutroff) whereby Enutroff would be paid for introductions that result in completed transactions as follows: 1). Debt financing, notes, loans- for any introductions made by Enutroff a $10,000 fee would be paid plus 12% of the total value of the financing. 2). Mergers and acquisitions-for any introductions made by Enutroff a fee of 7.5% of the total value of the merger or acquisition. 3). Sale or purchase of real property or mineral rights- a fee of up to 1/32 overriding royalty interest on those mineral rights involved in a transaction. 4). Working interest partners-a fee of up to 1/32 overriding royalty interest on any mineral rights involved with a working interest partner and a fee of 10% of the ultimate value of the transaction. 5). A fee of $40,000 to retain the services of Enutroff for a period of one year was due on July 1, 2003. Enutroff introduced us to CPA Directed Investments (CDI) and received a $58,000 fee based on the $400,000 the Company borrowed from CDI. Total fees paid to Enutroff for the year ended December 31, 2003 was $98,000. The fees were recorded as a professional and consulting fee expense.

On November 15, 2002, we entered into a Service and Water Disposal Agreement with two companies, whereby pumping services would be provided as well as transportation of its produced water to a disposal well. The Company owes $10.00 per day for each well that is provided with pumping services and will pay $60.00 per hour for water hauling and $250.00 per month for the use of the disposal well.

On January 21, 2003 we entered into a lease agreement for office space. The term of the agreement is one year and rent is $300 per month.

NOTE 5 SHORT-TERM NOTES PAYABLE

We borrowed $240,000 from Cornerstone Bank under a note that was due August 3, 2003. Interest was 2% over the corporate base rate (6.25%). The note was repaid July 7, 2003.

In July 2003, we borrowed $400,000 from CDI. The interest rate on the loan was 10%. 1,000,000 shares of common stock were issued to CDI as collateral that was held until the loan was paid. The loan was for 180 days. Pursuant to the loan agreement, upon the occurrence and during a continuance of default, all remaining amounts of the loan shall, at the option of CDI, become immediately due and payable, and CDI may exercise at any time any rights and remedies available to it under applicable law of the State of Nevada. The loan is due and payable upon the earlier of: (i)180 days from the date of the agreement, or (ii) within 30 days from closing of the Company's registered offering. The loan was repaid by December 31, 2003. Interest paid to CDI was $13,501.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 LONG-TERM DEBT

We acquired a truck on September 10, 2003 and financed the purchase with a five-year loan from GMAC. Interest is 8.74%. The current portion of the note is $4,000 and the long-term portion is $22,923. Future amounts owed are 2004-$4,000; 2005-$5,574; 2006-$5.641; 2007-$6,154; 2008-$5,554.

NOTE 7 INCOME TAXES

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. There is approximately $2,939,000 of net operating loss carry-forwards, which expires in 2017. The net deferred tax is as follows:

Non-current deferred tax asset (liabilities):
Net operating loss carry-forward	$1,000,000	$239,000
Exploration and development cost capitalized for financial purposes expensed for tax purposes Valuation allowance	(450,000) (550,000)	-- (239,000)
Total deferred tax net	$ --	$ --

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows for each of the years 2003 and 2002:

Statutory tax rate	34.0%
Valuation allowance	<34.0>
Effective tax rate	0.0%

NOTE 8 RELATED PARTY TRANSACTIONS

The due to Officer liability of $47,500 and $25,000 represents the unpaid amounts owed to Mr. Branagan at December 31, 2003 and 2002.

Total fees to Mr. Stoeckinger for the years ended December 31, 2003 and 2002 were $244,699 and $85,603.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Total fees to Mr. Blagojevic for the years ended December 31, 2003 and 2002 were $469,302 and $24,991.

Total interest paid to CDI (see note5), a stockholder of the Company, for the year ended December 31, 2003 was $13,501. We invested $200,000 in a fund that is being managed by CPA Directed Investments. At December 31, 2003 the value of the investments was recorded at the market value of $200,000. There were no investment management fees charged in the year ended December 31, 2003.

Total fees to Mr. Frierson for the year ended December 31, 2003 and 2002 were $5,900 and $26,412, respectively.

Total fees paid to Mr. David Polay and his company for the year ended December 31, 2003 was $55,134.

NOTE 9 SUBSEQUENT EVENTS

On January 15, 2004 we entered into an agreement with Mr. John Haas, Mr. Mark Hass and Mr. W.B.Mitchell whereas we would be allowed access to approximately 10,000 acres of leased mineral rights for the purpose of exploring, and evaluating gas production for 6 months. Mr. John Haas agreed to join the Board of Directors of the Company. Mr. Mark Hass agreed to be a project manager and consultant for the Company. Mr. W.B. Mitchell agreed to provide consulting support for lease/land acquisitions. Each of the three individuals received 600,000 stock warrants (1,800,000 total) to purchase shares at a price of $1.20 per share; 400,000 stock warrants (1,200,000 total) to purchase shares at a price of $1.50 per share; and 300,000 stock warrants (900,000 total) to purchase shares at a price of $2.00 per share. The warrants expire on July 15, 2006. The value of the warrants, using the Black-Scholes pricing model, is $420,700 and this will be charged to first quarter 2004 operations.

On January 15, 2004 we issued 765,000 shares of stock to CBM Energy, Inc in exchange for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. The value of the transaction is $765,000. The value assigned to the assets will be based on the unamortized lease cost of each acre and the fair market value determination of the remaining amount of saleable product from the existing wells. Any amount paid that exceeds the fair market value of the assets acquired as determined, if applicable, will be written off as a charge to first quarter 2004 operations.

CDI returned 1,000,000 shares of Company stock on January 26, 2004.

180,000 shares of stock that was due Mr. Stoeckinger was issued on March 6, 2004.

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

On February 9, 2004, we agreed to issue 10,000 shares of common stock to and granted Joseph Blankenship an option to purchase 50,000 shares at $2.50 per share for the first 25,000 shares and $4.00 for the remaining 25,000 shares. The option was granted pursuant to the Research Agreement we entered into on February 9, 2004. The term of the option is for two years.

On February 18, 2004, we granted to CSC Group LLC a stock warrant giving CSC the right to purchase 200,000 shares of our common stock. The term and exercise price of the warrant shares shall be: (i) 100,000 shares at $1.50 per share for a period of two years; and (ii) 100,000 shares at $2.50 per share for a period of two years.

On March 1, 2004 we issued 100,000 stock options with an exercise price of $1.25 per share and 200,000 stock options with an exercise price of $1.50 per share to Mr. William Burk. Mr. Burk has performed consulting services for the Company. The options expire in three years. The value of the options, using the Black-Scholes pricing model, is $38,700. This will be charged to the first quarter 2004 operations.

On March 19, 2004 Mr. Kehoe exercised 325,000 options at a price of $.50 per share, Mr. Felton exercised 325,000 options at a price of $.50 per share and Mr. Frierson exercised 50,000 options at a price of $.50 per share. The options were exercised with a note due the Company for the strike price. 50% of the stock was issued and 50% of the stock was issued and held as collateral for the notes.

NOTE 10 SUPPLEMENTAL OIL AND GAS DISCLOSURE

Oil and gas operations

We have only begun preliminary exploration and as a result have had no revenue or production expense or other expense relating to operations.

Capitalized costs relating to oil & gas producing properties

At December 31, 2003 and 2002 capitalized costs of $1,289,573 and $282,956, respectively, related to unproven oil & gas properties.

Capitalized costs incurred

All of the costs are related to unproved property

2003
Acquisitions costs	$606,423
Exploration costs	400,194
Costs expended in 2003	$1,006,617

PETROL OIL AND GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

2002
Acquisitions costs	$141,187
Exploration costs	141,769
Costs expended in 2002	$282,956

Oil & gas reserve information

There are no proved oil and gas reserves at December 31, 2003.