Form 10QSB
period 2004-03-31
PETROL OIL & GAS INC
filed 2004-05-17
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Commission file number 000-30009

PETROL OIL AND GAS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0066187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization) I	dentification Number)

3161 E. Warm Springs Road
Suite 300
Las Vegas, Nevada	89120
(Address of Principal Executive Offices)	(Zip Code)

(702) 454-7318

(Issuer's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2004, was 17,192,466 shares.

Transitional Small Business Disclosure Format (check one):

Yes No X

ITEM 1. FINANCIAL STATEMENTS

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Balance Sheet

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets
Current assets:
Cash	$ 95,917	$ 1,059,838
Investment	214,300	200,000
Total current assets	310,217	1,259,838

Equipment	3,516	2,134
Vehicles	28,009	28,009
Accumulated depreciation	(3,562)	(2,107)
	27,963	28,036

Other Assets:
Notes receivable from stockholders	350,000	-
Oil and gas properties using full cost accounting:
Properties not subject to amortization	2,093,266	1,289,573
Total other assets	2,443,266	1,289,573
	$ 2,781,446	$ 2,577,447

Liabilities and stockholders' equity
Current liabilities:
Notes payable-current	$ 4,000	$ 4,000
Accounts payable	290,873	268,071
Accrued liabilities	6,950	31,316
Due to officer	-	47,500
Total current liabilities		350,887

Long-term debt	21,511	22,923

Contingencies and commitments

Stockholders' equity:
Preferred stock, $.001 par, authorized 10,000,000 shares; no shares issued	-	-
Common stock, $.001 par, authorized 100,000,000 shares; 17,192,466 and 17,247,466 issued and outstanding at March 31, 2004 and December 31, 2003	17,202	17,247
Stock for services not issued 911,180 and 160,000 shares at March 31, 2004 and December 31, 2003	911	160
Unamortized cost of stock issued for services	-	(1,000)
Additional paid in capital	6,240,807	4,630,713
Deficit accumulated under the development stage	(3,800,808)	(2,443,483)
Total stockholders' equity	2,458,112	2,203,637
	$ 2,781,446	$ 2,577,447

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

	Quarter Ended march 31,		March 3, 2000 (inception) to March 31, 2004
	2004	2003
Revenue:	$ -	$ -	$ -

Professional and consulting fees	552,311	85,495	2,566,573
Office	32,530	-	100,289
Wages	88,000	33,750	294,155
Travel	23,759	7,065	93,912
Acquisition of Assets: CBM Energy Inc.	654,000	-	654,000
Miscellaneous expense	25,698	20,175	95,763

Loss from operations	(1,376,298)	(146,485)	(3,804,692)

Other income (expense):
Interest income	1,205	-	2,272
Earnings on investment	18,721	-	18,721
Interest expense	(953)	-	(17,109)

Other income (expense)	18,973	-	3,884

Loss before income tax	(1,357,325)	(146,485)	(3,800,808)

Provision for income tax	-	-	-

Net loss	$ (1,357,325)	$ (146,485)	$ (3,800,808)

Basic and diluted earnings per share	$ (0.09)	$ (0.01)	$ (0.41)

Weighted shares outstanding	15,584,787	13,223,882	9,264,492

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

	Quarter Ended march 31,		March 3, 2000 (inception) to March 31, 2004
	2004	2003

Operating activities:
Net loss	$ (1,357,325)	$ (703,245)	$ (3,800,808)
Adjustments to reconcile net loss to cash used in operating activities-
Depreciation	1,455	-	3,562
Stock and options issued for services	496,800	486,870	1,987,670
Stock issued in asset purchase: CBM	765,000	-	765,000
Gain on investment net of fees	(14,300)	-	(14,300)
Change in assets and liabilities-
Investment
Accounts payable	22,802	20,590	201,492
Accrued liabilities	(24,366)	-	6,950
Due to officer	(47,500)	25,000	-
Cash used in operating activities	(157,434)	(170,785)	(850,434)

Investing activities:
Equipment purchased	(1,382)	-	(31,523)
Investment	-	-	(200,000)
Additions to oil & gas properties not subject to amortization	(803,693)	(142,995)	(1,953,307)
Cash used in investing activities	(805,075)	(142,995)	(2,184,830)

Financing activities:
Stock issued for debt paid by stockholder of Company	-	21	6,476
Payments made on note payable	(1,412)	-	(2,498)
Notes payable	-	-	28,009
Stock sold	-	475,596	3,099,194
Cash provided from (used in) financing activities	(1,412)	475,617	3,131,181

Increase (decrease) in cash	(963,921)	161,837	95,917
Beginning cash	1,059,838	-	-
Ending cash	$ 95,917	$ 161,837	$ 95,917

Supplemental cash flow information:
Interest paid	$ 953	$ --	$ 17,109
Income taxes paid	-	-	-

Non cash financing activities:

Stock issued for assets acquired	$ --	$ 50,580	$ 50,580
Addition to oil & gas properties not subject to amortization and accounts payable assumed in asset purchase	-	89,381	89,381
Stock contributed to paid in capital	-	5,826	5,826
Unamortized cost of stock issued for services	(1,000)	-	-
Stock for services not issued	911	215	911
Stock, warrants and options issued for services	-	107,500	1,260,870
Stock issued on exercise of options for a note receivable	350,000	-	350,000

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2003.

Note 2 - Going Concern

The accompanying condensed financial statements have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For us to continue as a going concern we must seek additional sources of capital, and we must attain future profitable operations. We are currently initiating our business plan and are in the process of raising additional capital. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note 3 - Stock Transactions

On July 2, 2003, the Company entered into a loan agreement with CPA Directed Investments (CDI). As part of the agreement the Company was required to issue 1,000,000 shares of Company stock in CDI's name. The par value of the shares of $1,000 was recorded as common stock with an offsetting amount recorded as a reduction of equity in the account-unamortized cost of stock issued for services. The loan was repaid and the stock was returned and cancelled on January 26, 2004.

On December 1, 2003, the Company entered into a Geologist/Technical Advisor Consulting Agreement with Mr. William Stoeckinger. The term of the agreement was for one year (amended to a thirteen month term) and among other items Mr. Stoeckinger received 20,000 shares of common stock per month for thirteen months (as amended in a subsequent agreement). The Company issued 20,000 shares of stock to Mr. Stoeckinger for January 2004 with a value of $20,000. The expense was recorded as professional and consulting fees expense. On March 12, 2004, Mr. Stoeckinger also received 160,000 shares of stock due to him that was recorded as stock for services not issued at December 31, 2003.

Petrol Oil & Gas, Inc.

Notes To Condensed Financial Statements

On January 15, 2004, the Company entered into an agreement with Mr. John Haas, Mr. Mark Hass and Mr. W.B. Mitchell, whereas the Company would be allowed access to approximately 10,000 acres of leased mineral rights for the purpose of exploring, and evaluating gas production for 6 months. Mr. John Haas agreed to join the Board of Directors of the Company. Mr. Mark Hass agreed to be a project manager and consultant for the Company. Mr. W.B. Mitchell agreed to provide consulting support for lease/land acquisitions. Each of the three individuals received 600,000 stock warrants (1,800,000 total) to purchase shares at a price of $1.20 per share; 400,000 stock warrants (1,200,000 total) to purchase shares at a price of $1.50 per share; and 300,000 stock warrants (900,000 total) to purchase shares at a price of $2.00 per share. The warrants expire on July 15, 2006. The value of the warrants, using the Black-Scholes pricing model is $420,700 and was recorded as professional and consulting fees expense.

On January 15, 2004, the Company agreed to issue 765,000 shares of stock to CBM Energy, Inc, in exchange for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. The value of the transaction is $765,000, of which $31,000 of value was assigned to capitalize mineral leases based on the unamortized lease cost of each leased acre, $80,000 of value was assigned to capitalize oil & gas costs based on the fair market value of the test wells on the leased property, and the remaining $654,000 was expensed.

On February 9, 2004, the Company agreed to issue 10,000 shares of common stock to and granted Joseph Blankenship an option to purchase 50,000 shares at $2.50 per share for the first 25,000 shares and $4.00 for the remaining 25,000 shares. The option was granted pursuant to the Research Agreement the Company entered into on February 9, 2004. The term of the option is for two years. The value of the stock is $10,000 and the value of the options, using the Black-Scholes pricing model is $200 and were recorded as professional and consulting fees expense.

On February 18, 2004, the Company granted to CSC Group LLC a stock warrant giving CSC the right to purchase 200,000 shares of the Company's common stock. The term and exercise price of the warrant shares were: (i) 100,000 shares at $1.50 per share for a term of two years; and (ii) 100,000 shares at $2.50 per share for a period of two years. The value of the warrants, using the Black-Scholes pricing model, was $7,400 and was recorded as a professional and consulting fees expense.

On March 1, 2004, the Company issued 100,000 stock options with an exercise price of $1.25 per share and 200,000 stock options with an exercise price of $1.50 per share to Mr. William Burk. Mr. Burk has performed consulting services for the Company. The options expire in three years. The value of the options, using the Black-Scholes pricing model, is $38,500 and was recorded as a professional and consulting fees expense.

On March 19, 2004, Larry Kehoe exercised 325,000 options at a price of $.50 per share, Cody Felton exercised 325,000 options at a price of $.50 per share and Russell Frierson exercised 50,000 options at a price of $.50 per share. The options were exercised with a note due the Company for the strike price. 50% of the stock was issued and 50% of the stock was issued and held as collateral for the notes. The notes are demand notes and bear interest at a rate of 6%. The total of the three notes is $350,000 and was recorded in the account notes receivable from stockholders.

Petrol Oil & Gas, Inc.

Notes To Condensed Financial Statements

On March 18, 2004, Mr. Branagan exercised 250,000 stock options at a price of $0.50 per share. Mr. Branagan received 211,180 shares and the Company retained 38,820 shares as payment of the exercise price based on the market value of the Company's stock on the exercise date of $3.22 per share. As of March 31, 2004, the shares had not been issued.

Note 4 - Note Payable

The Company acquired a truck on September 10, 2003 and financed the purchase with a five-year loan from Mayse Automotive Group. Interest is 8.74% and the first payment was due on October 10, 2003.

Note 5 - Related Party Transactions

The Company paid fees in the quarter-ended March 31, 2004 to the following stockholders': CPA Directed Investments, totaling $4,421 for their management of the Company's investment; an entity owned by Mr. Branagan $9,000 for past rent of facilities owned by him; and Mr. Stoeckinger was paid $39,869 for professional fees.

Note 6 - Subsequent Events

The Company entered into a lease for office space on April 2, 2004. The term of the lease is 39 months and the monthly rent is $3,448.40.

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

Overview

Petrol Oil and Gas, Inc., formerly named Euro Technology Outfitters, was incorporated in Nevada on March 3, 2000. We are an oil and gas exploration and development company. Our primary business objective is to produce economic quantities of natural gas from buried coal seams, denoted as CBM.

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

We intend to fund portions of our field operations through revenues obtained from sales of our CBM gas production, if any. To accelerate the development program we plan to take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing companies and generally expand our existing operations.

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

In 2003 we anticipated the need for at least $5,000,000, which was the maximum proceeds we were attempting to raise through our registered offering. We raised $2,350,473 as of the closing date of the offering. The additional funds needed may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders. There is still no assurance that even with the funds from subsequent financings, if needed, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Thus we are focusing our attention toward WI partners to assist in funding the development of our mineral leases. Nevertheless, we may continue to be unprofitable for an indefinite period of time.

We are unable to provide an accurate breakdown to the use of funds to be received from any future private placement, or equity investments, as the usage will be solely based upon the outcome of our initial exploration and development program. We have anticipated the need to hire additional staff, continue development and refinement of our operations to meet customer needs and provide additional working capital for our operations. Support for growth of our field personal and operational activities will be partially derived from funding from WI partners.

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

Once we have identified a proposed drilling site, we as a licensed operators in the State of Kansas and Missouri, will be engaged in all aspects of well site operations. As the operator we will be responsible for permitting the well, which will include obtaining permission from the Kansas Oil and Gas commission or Missouri relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. Additionally, we will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actual drill the well to the target zones. Should the well be successful, we will be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced.

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

We had a one-year consulting agreement with Mr. William Stoeckinger, a Certified Petroleum Geologist, from Bartlesville, Oklahoma. Mr. Stoeckinger provided geological services both in the assessment process and in the development program. On January 31, 2004, the term of the agreement expired, however Mr. Stoeckinger continues to provide geologic consulting services on an as needed basis.

On January 15, 2004, we completed the acquisition of certain oil and gas mineral leases from CBM Energy Inc. in and around Franklin, Coffey, Woodson, Lyon and Greenwood Counties, Kansas, amounting to approximately 36,000 acres in exchange for 765,000 shares of our unregistered restricted common stock.

On January 15, 2004, we executed an agreement with John Haas, Mark Haas and W.B. Mitchell, wherein they agreed to grant us access to 10,000 acres of leased mineral rights. Pursuant to the agreement we received access to the acreage for the purpose of evaluating and exploring for CBM gas production.

Kansas Geologic Society (KGS) has joined us in our scientific effort designed to assess the gas reserves from our CBM wells in eastern Kansas. KGS took samples from the coal beds of our wells in Coffey County, Kansas, and reported that their results indicated good to excellent gas content.

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

Through our registered offering (declared effective by the SEC on July 29, 2003) we successfully raised approximately $2,350,473. As of March 31, 2004, our cash balance was approximately $95,917 of the net proceeds. We anticipate the remaining funds will satisfy our working capital for the next 2 to 3 months.

Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in the oil and gas exploration industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Under our current plan of operation, we are required to make certain lease payments to maintain our rights to develop and drill for oil and gas. There lease payments are material obligations to us and our lease holdings are our biggest asset.

As of March 31, 2004, we had assets of $310,217, and $323,334 in liabilities (total current liabilities of $301,823). Resulting in a stockholder's equity of $2,458,112.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

We are a development stage company, recently organized and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. As a result of our recent acquisition of mineral leases we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis, exploratory drilling and fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

  our ability to raise adequate working capital;

  success of our development and exploration;

  demand for natural gas and oil;

  the level of our competition;

  our ability to attract and maintain key management and employees; and

  our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts, when commenced. Despite our best efforts we may not be successful in our development efforts or obtain required regulatory approvals. There is a possibility that some, or all, of our wells may never produce natural gas or oil. Since inception, we have incurred a net loss of $(3,800,808) and at March 31, 2004 our assets exceeded our liabilities by $2,458,112.

At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

Because the nature of our business is expected to change as a result of shifts in the market price of oil and natural gas, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We may incur substantial write-downs of the carrying value of our gas and oil properties, which would adversely impact our earnings.

We intend to periodically review the carrying value of our gas and oil properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved gas and oil properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at an annual rate of 10%. Application of this "ceiling" test requires pricing future revenue at the un-escalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. We may be required to write down the carrying value of our gas and oil properties when natural gas and oil prices are depressed or unusually volatile, which would result in a charge against our earnings. Once incurred, a write-down of the carrying value of our natural gas and oil properties is not reversible at a later date.

Competition in our industry is intense. We are very small and have an extremely limited operating history as compared to the vast majority of our competitors, and we may not be able to compete effectively.

We intend to compete with major and independent natural gas and oil companies for property acquisitions. We will also compete for the equipment and labor required to operate and to develop natural gas and oil properties. The majority of our anticipated competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, some of our competitors have been operating in our core areas for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through July 31, 2004. After that time we will need to raise additional funds to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

If low natural gas and oil prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, exploitation and exploration programs. If our resources or cash flows do not rapidly commence, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

We are highly dependent on Paul Branagan, our CEO, president and chairman. The loss of Mr. Branagan, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Paul Branagan, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff. We have entered into an employment agreement with Mr. Branagan; however, maintain no key person insurance on Mr. Branagan. In addition, Mr. Branagan is an officer and director of another public company, which may impact the amount of his time spent on our business matters. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacement for Mr. Branagan.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

Our management, officers and directors have no previous oil and gas experience, therefore investors should not rely on our management, officers or directors as being experts in the area of oil and gas exploration and production, which is our business focus.

Our management, officers and directors have no previous oil and gas experience. All business decisions made by them regarding oil and gas exploration and production will be in reliance on the advice of others due to this lack of experience. If reliable advice is not available, it is unlikely our business will succeed.

Gas and Oil prices are volatile. This volatility may occur in the future, causing material adverse effects to our business.

Our future revenues, profitability, future growth and the carrying value of our properties is anticipated to depend substantially on the prices we may realize for our natural gas and oil production. Our realized prices may also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices declined significantly in late 1998 and 1999 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this volatility are:

  worldwide or regional demand for energy, which is affected by economic conditions;

  the domestic and foreign supply of natural gas and oil;

  weather conditions;

  domestic and foreign governmental regulations;

  political conditions in natural gas and oil producing regions;

  the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

  the price and availability of other fuels.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business enough to force us to cease our business operations. In addition, our financial condition, results of operations, liquidity and ability to finance planned capital expenditures will also suffer in such a price decline. Further, natural gas and oil prices do not necessarily move together.

We may be unable to replace our reserves, when established, on terms satisfactory to us. If we cannot replace our reserves as we deplete them, it could prevent us from continuing our business strategy and could reduce our cash flow and revenues.

Our natural gas and oil reserves, when and if established, are anticipated to decline as we commence production of natural gas and oil. Our business strategy will require us to replace our reserves through acquisitions of proved natural gas and oil properties, further development of our existing properties, development of new properties and exploration activities. Properties may not be available for acquisition in the future on terms we find attractive. A substantial decrease in the availability of proved natural gas and oil properties in our areas of operation, or a substantial increase in their cost, would adversely affect our ability to replace our reserves as they are depleted, which may force us to temporarily cease our operations while we try to rectify these potential problems. In addition, our exploration and development activities may not be successful. If we fail to replace reserves, our level of production and cash flows will decline, which may cause us to cease our business operations until such time as we can efficiently replace reserves.

Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any addition to our production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves, when and if established. We have recently begun drilling operations and have drilled only 3 exploratory wells. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. Any success that we may have with these wells or any future drilling operations will most likely not be indicative of our current or future drilling success rate, particularly, because we intend to emphasize on exploratory drilling. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

Development of our reserves, when and if established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions required by the Securities and Exchange Commission relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating our natural gas and oil reserves is anticipated to be extremely complex, and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Due to our inexperience in the oil and gas industry and recent start-up nature, our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

The natural gas and oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

The natural gas and oil business involves a variety of operating risks, including:

  fires;

  explosions;

  blow-outs and surface cratering;

  uncontrollable flows of oil, natural gas, and formation water;

  natural disasters, such as hurricanes and other adverse weather conditions;

  pipe, cement, or pipeline failures;

  casing collapses;

  embedded oil field drilling and service tools;

  abnormally pressured formations; and

  environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

  injury or loss of life;

  severe damage to and destruction of property, natural resources and equipment;

  pollution and other environmental damage;

  clean-up responsibilities;

  regulatory investigation and penalties;

  suspension of our operations; and

  repairs to resume operations.

Because we intend to use third-party drilling contractors to drill our wells, we may not realize the full benefit of worker compensation laws in dealing with their employees. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could impact our operations enough to force us to cease our operations.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and other services could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget.

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could impact our financial condition and results of operations. Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in these areas may also decrease the availability of rigs. We do not have any contracts with providers of drilling rigs and we cannot assure you that drilling rigs will be readily available when we need them. Drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.

Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

  location and density of wells;

  the handling of drilling fluids and obtaining discharge permits for drilling operations;

  accounting for and payment of royalties on production from state, federal and Indian lands;

  bonds for ownership, development and production of natural gas and oil properties;

  transportation of natural gas and oil by pipelines;

  operation of wells and reports concerning operations; and

  taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

Our oil and gas operations may expose us to environmental liabilities.

Any leakage of crude oil and/or gas from the subsurface portions of our wells, our gathering system or our storage facilities could cause degradation of fresh groundwater resources, as well as surface damage, potentially resulting in suspension of operation of the wells, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liabilities to third parties for property damages and personal injuries. In addition, any sale of residual crude oil collected as part of the drilling and recovery process could impose liability on us if the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

Our lease ownership may be diluted due to financing strategies we may employ in the future due to our lack of capital.

To accelerate our development efforts we plan to take on working interest partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and will more than likely reduce our operating revenues.

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

Item 3. Controls and Procedures

We are a development stage company with no revenues and during the period covered by this quarterly report, our board of directors had responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Paul Branagan, our President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Mr. Branagan concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On July 2, 2003, we entered into a loan agreement with CPA Directed Investments (CDI). As part of the agreement we were required to issue 1,000,000 shares of Company stock in CDI's name. The loan was repaid and the stock was returned and cancelled on January 26, 2004.

Pursuant to a one-year geologist/technical advisor consulting agreement we entered into with William Stoeckinger on December 19, 2002, we issued a total of 180,000 shares of common stock to him in March 6, 2004 for services; 160,000 were due, but not issued at December 31, 2003 and 20,000 were for January 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares occupied a privileged position with our company, due to its preexisting relationship with our president, that afforded them an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient's had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

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

Issuances of Stock Options and Warrants

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

On February 18, 2004, we granted to CSC Group LLC a stock warrant giving CSC the right to purchase 200,000 shares of our common stock. The term and exercise price of the warrant shares is: (i) 100,000 shares at $1.50 per share for a period of two years; and (ii) 100,000 shares at $2.50 per share for a period of two years.

On March 1, 2004 we issued 100,000 stock options with an exercise price of $1.25 per share and 200,000 stock options with an exercise price of $1.50 per share to Mr. William Burk. Mr. Burk has performed consulting services for the Company. The options expire in three years.

On March 18, 2004, Mr. Branagan exercised 250,000 stock options at a price of $0.50 per share. Mr. Branagan received 211,180 shares and the Company retained 38,820 shares as payment of the exercise price based on the market value of the Company's stock on the exercise date of $3.22 per share. As of March 31, 2004, these shares have not been issued.

On March 19, 2004, Larry Kehoe exercised 325,000 options at a price of $.50 per share, Cody Felton exercised 325,000 options at a price of $.50 per share and Russell Frierson exercised 50,000 options at a price of $.50 per share. The options were exercised with a note due to the Company for the strike price. 50% of the stock will be issued and 50% of the stock will be issued and held as collateral for the notes. As of March 31, 2004, the shares have not been issued.

Subsequent Events

In April 2004, we filed a post-effective amendment to our SB-2 Registration Statement to deregister the 2,649,527 shares which remained unsold at the termination of the offering.

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

As of December 31, 2003, approximately $1,227,000 of the net proceeds had been used, leaving approximately $1,059,000 of the proceeds for future use. As of March 31, 2004, approximately $964,000 of the remaining net proceeds had been used. During the quarter, approximately $1,412 was used to repay short-term debt, approximately $157,978 was used as general working capital and approximately $803,693 was used for our drilling and development program. As of March 31, 2004, the remaining net proceeds (approximately $95,000) remain in our operating account pending future use.

Except for prior payments to David Polay, our CFO, and salaries paid to officers as part of our working capital, no offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

In April 2004, we filed a post-effective amendment to the Registration Statement to deregister the 2,649,527 shares which remained unsold at the termination of the offering.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

None

Item 5. Other Information

CBM Energy Inc. Agreement

On January 15, 2004 we completed the acquisition of certain oil and gas mineral leases ("Leases") from CBM Energy Inc. in and around Franklin, Coffey, Woodson, Lyon and Greenwood Counties, Kansas (the "Prospect Area"), amounting to approximately 36,000 acres in exchange for 765,000 shares of our unregistered restricted common stock. The agreement was attached as an exhibit to Form 10-KSB filed on April 15, 2004.

On April 23, 2004, we issued a press release announcing testing of one of our newly acquired wells from CBM Energy Inc. A copy of the press release was attached as an exhibit to Form 8-K filed on April 28, 2004.

John Haas, Mark Haas and W.B. Mitchell Agreement

On January 15, 2004, we executed an agreement with John Haas, Mark Haas and W.B. Mitchell. John Haas, Mark Haas, and W.B. Mitchell agreed to grant us access to 10,000 acres of leased mineral rights. Pursuant to the agreement we received access to the acreage for the purpose of evaluating and exploring for CBM gas production. In exchange for the opportunity to explore and evaluate the acreage for purposes of future gas exploration, we issued warrants to John Haas, Mark Haas, and W.B. Mitchell as follows:

  600,000 warrants to purchase restricted common shares at $1.20 per share for a period of 2.5 years (for a collective total of 1,800,000 shares)

  400,000 warrants to purchase restricted common shares at $1.50 per share for a period of 2.5 years (for a collective total of 1,200,000 shares)

  300,000 warrants to purchase restricted common shares at $2.00 per share for a period of 3 years (for a collective total of 900,000 shares)

The agreement terminates on or about July 15, 2004; however is subject to 6 month extensions. The agreement was attached as an exhibit to Form 10-KSB filed on April 15, 2004.

Research Agreement

On February 9, 2004, we entered into a Research Agreement with Joseph E. Blankenship (the "Analyst") for purposes of providing analysis and research, valuation and investment opinions on common stocks, preferred stocks, debt instruments, convertible debentures and/or other corporate securities. Work product from the Analyst will consist of "Research Reports" which are disseminated to individual and institutional investors as well as research distributors.

For the Scope of Work outlined above, we agreed to pay Source Capital, a broker-dealer Mr. Blankenship is employed by, an amount of $6,000. We also issued Mr. Blankenship 10,000 shares of our $0.001 par value restricted common stock and granted an option to purchase a total of 50,000 shares. The option includes 25,000 shares at $2.50 per share and the remaining 25,000 shares at $4.00 per share. The term of the options is for a period of two (2) years. The agreement was attached as an exhibit to Form 10-KSB filed on April 15, 2004.

In April 2004, the board of directors received a Research Analysis Report (the "Report") prepared by Joe Blankenship (the "Analyst") of Source Capital Group, Inc. We intend to use the Report in presentations made to brokers, dealers and marketing agencies and also post the Report on our corporate website (www.petroloilandgas.com). Compensation was paid to the Analyst prior to the report being written.

Consultant Agreement with CSC Group LLC

On February 18, 2004, Petrol entered into a Consultant Agreement with CSC Group LLC for purposes of assisting us in locating working interest partners and similar financing agreements to further our business on a "best efforts" basis. The Consultant's services shall include locating and evaluating potential businesses and/or individuals that would make high quality candidates as Working Interest (WI) Partners for our field development program. The term of the agreement is for six months commencing on February 18, 2004 and may be extended at any time prior to the expiration of the term. We agreed to compensate the Consultant for its efforts in assisting us in locating WI partners, 1% for all funds raised in an executed transaction between Petrol and Consultant's Clients. As an inducement for the Consultant to begin his engagement, we agreed to issue stock warrants, giving the Consultant the right to purchase 200,000 shares of our common stock, $0.001 par value. The term and exercise price of the Warrant Shares shall be: (i) 100,000 shares at $1.50 per share for a period of two years; and (ii) 100,000 shares at $2.50 per share for a period of two years. The Consultant Agreement was attached to Form 10-KSB filed on April 15, 2004.

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

We also agreed to reimburse Burk for reasonable business expenses incurred in performing his services. Burk agreed to be available to assist us in the preparation of agreements with future farmout and working interest participants. In addition, we also may from time to time request Burk to provide specific legal or consultation services, in this event, Burk may perform such additional services on an hourly, daily or project fee basis, upon the agreement of both parties. The letter agreement was attached as an exhibit to Form 10-KSB filed on April 15, 2004.

Subsequent Events

New Corporate Office

On April 2, 2004, we executed a thirty-nine (39) month lease for new corporate office space located at 3161 East Warm Springs Road, Suite 300, Las Vegas, Nevada 89120. The space consists of approximately 1,864 square feet, which houses administrative and corporate offices.

Addendum #2 to Employment Agreement of Paul Branagan

On April 20, 2004, we amended Paul Branagan's Employment Agreement to amend the royalty provisions as follows:

1. Mr. Branagan shall receive a 1/100 Over Riding Royalty on production from any wells completed on Employer leased acreage.

2. The term of the payment of the Over Riding Royalty shall be in perpetuity.

A copy of the Addendum to the Employment Agreement is attached hereto as an exhibit.

Press Release

On May 10, 2004, we issued a press release to announce our receipt of preliminary results from the Kansas Geologic Society (KGS) indicating good to excellent gas content in samples taken from coal beds in our wells in Coffey County, Kansas. A copy of the press release is attached hereto as an exhibit.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

10.1**	Letter Agreement with William D. Burk
10.2**	Consultant Agreement with CSC Group LLC
10.3**	Research Agreement
10.4**	John Haas, Mark Haas and W.B. Mitchell Agreement
10.5**	CBM Energy Agreement
31.1*	Certification of Paul Branagan pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of David Polay pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Paul Branagan pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of David Polay pursuant to Section 906 of the Sarbanes-Oxley Act
99.1***	Research Analysis Report prepared by Joe Blankenship of Source Capital Group, Inc.
99.2*	Press Release dated May 10, 2004

_____

* Filed herewith

** Filed in Form 10-KSB on April 15, 2004

*** Filed in Form 8-K on April 28, 2004

(b) Form 8-K

8-K Report filed on April 2, 2004, Notification of trading on the OTC:BB.

8-K Report filed on April 28, 2004, Press Release, New Corporate Office and Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.

(Registrant)

By:/s/ David Polay

David Polay, Chief Financial Officer

(On behalf of the registrant and as

principal accounting officer)

Date: May 17, 2004