Form 10QSB
period 2004-06-30
PETROL OIL & GAS INC
filed 2004-08-23
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

Commission file number 000-30009

PETROL OIL AND GAS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0066187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3161 E. Warm Springs Road
Suite 300
Las Vegas, Nevada	89120
(Address of Principal Executive Offices)	(Zip Code)

(702) 454-7318

(Issuer's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2004, was 18,112,466 shares.

Transitional Small Business Disclosure Format (check one):

Yes           No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Balance Sheet

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets
Current assets:
Cash	$ 237,042	$ 1,059,838
Prepaid asset	33,333	-
Investment	14,882	200,000
Total current assets	285,257	1,259,838

Equipment	4,894	2,134
Vehicles	28,009	28,009
Accumulated depreciation	(5,280)	(2,107)
	27,623	28,036

Other Assets:
Notes and interest receivable from stockholders	336,267	-
Oil and gas properties using full cost accounting:
Properties not subject to amortization	2,258,174	1,289,573
Total other assets	2,594,441	1,289,573
	$ 2,907,321	$ 2,577,447

Liabilities and stockholders' equity
Current liabilities:
Current portion of long term debt	$ 4,000	$ 4,000
Notes payable	250,000	-
Accounts payable	143,522	268,071
Deposit	99,965	-
Accrued liabilities	7,110	31,316
Due to officer	-	47,500
Total current liabilities	504,597	350,887

Long-term debt	20,189	22,923

Contingencies and commitments

Stockholders' equity:
Preferred stock, $.001 par, authorized 10,000,000 shares; no shares issued	-	-
Common stock, $.001 par, authorized 100,000,000 shares; 18,112,466 and 17,247,466 issued and outstanding at June 30, 2004 and December 31, 2003	18,112	17,247
Stock bought for services not issued 474,680 and 160,000 shares at June 30, 2004 and December 31, 2003	475	160
Unamortized cost of stock issued for services	(50)	(1,000)
Additional paid in capital	6,844,396	4,630,713
Deficit accumulated under the development stage	(4,480,398)	(2,443,483)
Total stockholders' equity	2,382,535	2,203,637
	$ 2,907,321	$ 2,577,447

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,		March 3, 2000 (inception) to June 30,
	2004	2003	2004	2003	2004
Revenue:	$ -	$ -	$ -	$ -	$ -

Professional and consulting fees	867,737	168,213	315,426	82,718	2,881,999
Office	110,720	27,087	94,360	10,698	178,479
Wages	176,000	67,500	88,000	33,750	382,155
Travel & Entertainment	54,227	27,157	26,554	19,183	124,380
Rent	25,950	1,800	9,780	900	29,750
Loan Fee	132,500	-	132,500	-	132,500
Acquisition of Assets: CBM Energy Inc.	654,000	-	-	-	654,000
Miscellaneous expense	36,733	6,094	14,949	4,117	102,999

Loss from operations	(2,057,867)	(297,851)	(681,569)	(151,366)	(4,486,262)

Other income (expense):
Interest income	7,581	-	6,376	-	8,648
Earnings on investment	15,087	-	(3,634)	-	15,087
Interest expense	(1,715)	-	(762)	-	(17,871)

Other income (expense)	20,953	-	1,980	-	5,864

Loss before income tax	(2,036,914)	(297,851)	(679,589)	(151,366)	(4,480,398)

Provision for income tax	-	-	-	-	-

Net loss	$ (2,036,914)	$ (297,851)	$ (679,589)	$ (151,366)	$ (4,480,398)

Basic and diluted earnings per share	$ (0.12)	$ (0.02)	$ (0.04)	$ (0.01)	$ (0.46)

Weighted shares outstanding	16,448,261	12,018,857	16,448,261	12,018,857	9,766,535

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,		March 3, 2000 (inception) to June 30,
	2004	2003	2004
Operating activities:
Net loss	$ (2,036,914)	$ (297,851)	$ (4,480,398)
Adjustments to reconcile net loss to cash used in operating activities-
Depreciation	3,173	80	5,280
Stock and options issued for services	913,313	90,000	2,404,183
Stock issued in asset purchase: CBM	765,000	-	765,000
Gain on investment net of fees	(14,882)	-	(14,882)
Change in assets and liabilities-
Prepaid asset	(33,333)	-	(33,333)
Accounts payable	(124,549)	(6,559)	54,141
Deposit	99,965	-	99,965
Accrued liabilities	(24,206)	-	7,110
Due to officer	(47,500)	25,000	-
Cash used in operating activities	(499,933)	(191,830)	(1,192,934)

Investing activities:
Equipment purchased	(2,760)	(1,600)	(32,903)
Investment, net	200,000	-	-
Additions to oil & gas properties not subject to amortization	(968,601)	(526,418)	(2,118,212)
Cash used in investing activities	(771,361)	(528,018)	(2,151,115)

Financing activities:
Stock issued for debt paid by stockholder of Company	-	-	6,476
Exercise of options	187,500	-	187,500
Note receivable payments, net	13,732	-	13,732
Payments made on long-term debt	(2,734)	-	(3,820)
Notes payable	250,000	240,000	278,009
Stock sold	-	337,500	3,099,194
Cash provided from financing activities	448,498	577,500	3,581,091

Increase (decrease) in cash	(822,796)	(142,348)	237,042
Beginning cash	1,059,838	161,836	-
Ending cash	$ 237,042	$ 19,488	$ 237,042

Supplemental cash flow information:
Interest paid	$ 1,715	$ --	$ 17,871
Income taxes paid	-	-	-

Non cash financing activities:

Stock issued for assets acquired	$ -	$ -	$ 50,580
Addition to oil & gas properties not subject to amortization and accounts payable assumed in asset purchase	-	-	89,381
Stock contributed to paid in capital	-	-	5,826
Unamortized cost of stock issued for services	(950)	1,000	50
Stock for services not issued	475	30,000	475
Stock, warrants and options issued for services	913,313	60,000	2,404,183
Stock issued on exercise of options for a note receivable	350,000	-	350,000

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

Note 3 -Stock Transactions, Consulting and other Agreements

On April 13, 2004, a consultant exercised 250,000 warrants for cash consideration of $187,500. As of June 30, 2004 the shares were not issued and the par value of the shares ($250) is recorded as stock bought for services not issued.

On May 3, 2004, we issued 100,000 shares of our common stock to CPA Directed Investments (CDI) pursuant to a $250,000 secured promissory note agreement dated May 5, 2004. CDI will return 50,000 shares for cancellation at such time the loan and interest are paid in full. The remaining 50,000 shares will be retained by CDI as a loan fee. The loan fee expense was determined based on the market value of our stock on the date of the agreement and totaled $132,500.

On May 19, 2004 we entered into a consulting agreement with Tom Bibiyan of Florence Equity, LLC. The agreement was for 90 days and we paid a fee of $50,000. The remaining unamortized portion of the fee ($33,333) is recorded as a prepaid asset. The remaining balance will be amortized in the third quarter.

On June 17, 2004, we issued 120,000 shares of our restricted common stock to XXR Consulting Inc. pursuant to a consulting agreement we executed on June 4, 2004. The value of the stock as determined by the market price of our stock on the day of the agreement was $276,000 and this was recorded as professional and consulting fee expense in June 2004.

On June 15, 2004, we agreed to issue shares of our common stock at a value of $6,000 and a fee of $4,000 to ECON Investor Relations, Inc pursuant to a consulting agreement. The fees are monthly and the agreement is for one year with either party able to terminate the agreement based on 30 days written notice. The shares were not issued at June 30, 2004 and the par value of the stock $3 was recorded as stock bought for services not issued.

A supplier has agreed to be paid in stock for 10% of any invoice. Stock owed but not issued to the supplier at June 30, 2004 was under 100 shares.

On July 26, 2004 we acquired oil properties leases consisting of 640 acres with 25 well heads located in Franklin County, Kansas from RWJ Oil LC. In addition we acquired related equipment.

As of June 30, 2004, we had recorded a deposit (liability) on our financial statements of $99,965, which represents funds we received from outside investors to be used towards the formation of a new limited liability company ("LLC"), whereby we will contribute certain assets to the LLC in exchange for 20% membership interest in the LLC and the outside investors will receive 80% membership interest in the LLC for cash of $350,000.

Note 4 - Note Payable

We acquired a truck on September 10, 2003 and financed the purchase with a five-year loan from Mayse Automotive Group. Interest is 8.74% and the first payment was October 10, 2003.

Note 5 - Related Party Transactions

We paid a loan fee of $132,500 in the quarter-ended June 30, 2004 to CPA Directed Investments, a stockholder of ours.

Note 6-Subsequent Events

We entered into a consulting agreement with Investsource, Inc. on July 9, 2004. The initial fee was $7,500.

We entered into a financial advisory agreement with Energy Capital Solutions on July 13, 2004. The initial fee paid was $15,000 with additional fees owed pending the receipt of equity capital.

On July 26, 2004 we acquired oil properties leases consisting of 640 acres with 25 well heads located in Franklin County, Kansas from RWJ Oil LC. In addition we acquired related equipment.

On July 23, 2004, we formed Petrol Oil, II LLC and contributed certain assets acquired in the RWJ acquisition, including producing oil wells and other assets associated with the wells, in exchange for a 20% membership interest in the LLC. Outside investors provided $350,000 in cash for the remaining 80% membership interest.

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures;

  operational inefficiencies in distribution or other systems; and

  volatility in the oil and gas markets.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Material Risks" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2. Plan of Operation.

Overview

        Petrol Oil and Gas, Inc., formerly named Euro Technology Outfitters, was incorporated in Nevada on March 3, 2000. We are an oil and gas exploration and development company. Our primary business objective is to produce economic quantities of natural gas from buried coal seams, denoted as CBM and other gas bearing formations, as well as the production of oil. Our long term corporate strategy has been to consolidate a strong lease position in CBM that contains quality gas reserves, position our leases near interstate pipeline systems that would provide a ready sales market for our gas and ultimately produce and develop these valuable resources.

        We have just begun to generate revenues post quarter end from one of our exploratory wells in Woodson County Kansas. This well was drilled to assess the CBM potential in this southern most area of our Coal Creek project. Pleased with the CBM test results, we subsequently converted the well to an oil producer. Nevertheless there is a substantial going concern issue as to whether we will ever be able to commercialize our oil and natural gas production and generate sufficient, if any, revenues to satisfy our working capital requirements. Since inception, we have been dependent on the sale of our equity securities and loans from affiliates and other outside parties to satisfy our working capital requirements. We continue to have a working capital deficiency that raises substantial concern regarding our ability to continue as a going concern.

Plan of Operation

        During the next twelve months we plan to continue to focus our efforts on beginning the sustained development and production of our CBM reserves on our existing properties, raising additional capital to facilitate that development and furthering our business plan. With the signing of a gas sales contract with a local gas gathering system, Big Creek Field Services LLC, we are now able to begin the continuous dewatering of some of our exploratory wells in the Coal Creek project and begin selling the produced gas.

        We intend to fund portions of our field operations and development program through capital raising and from revenues obtained from sales of our CBM gas and oil production, if any. To accelerate the development program we plan to take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

        Because of our limited operating history we have yet to generate any significant revenues from the sale of oil or natural gas. Our activities have been limited to the negotiation of WI agreements, mineral lease acquisition and preliminary analysis of reserves and production capabilities from our exploratory test wells. Consequently, we have incurred the expenses of start-up.

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

        On July 26, 2004 we acquired oil properties leases consisting of 640 acres with 25 well heads located in Franklin County, Kansas from RWJ Oil LC. In addition we acquired related equipment.

Satisfaction of our cash obligation for the next 12 months.

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

        Through our registered offering (declared effective by the SEC on July 29, 2003) we successfully raised approximately $2,350,473. As of June 30, 2004, all of the net proceeds were used.

        Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

        Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. On July 13, 2004, we entered into a letter agreement with Energy Capital Solutions, LLC, wherein they agreed to assist us with respect to a private placement of our equity securities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

        On May 5, 2004, we entered into a Secured Promissory Note with CPA Directed Investments ("CPA"), pursuant to a loan of $250,000, which CPA provided to us. We promised to pay CPA the $250,000 with interest at the rate of 10% per annum. The term of the loan shall be 120 days from the date the full loan amount is transferred to us. We pledged 100,000 shares of our common stock as collateral for the loan. CPA will keep 50,000 shares as a loan fee and return the additional 50,000 shares to us when we repay the obligation.

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

        As of June 30, 2004, we had assets of $2,907,321, and $524,786 in liabilities (total current liabilities of $504,597). Resulting in a stockholder's equity of $2,382,536.

Going Concern

        The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and exploration activities. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Summary of product and research and development that we will perform for the term of our plan.

Field Development

        Our original plan of operation for field development started with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the oil, gas and other hydrocarbons that we find, and delivering them to market. Although we believe that we have leased enough land to move forward with our field development, we will have to obtain additional financing before we can fully implement this next phase of our operations which is large field scale development.

        During our two year exploration and development phase of our plan of operation, we have drilled and tested a total of 18 CBM wells on selected leases in our Kansas and Missouri projects. These drilling and testing efforts provide our geologists and engineers with data that support the quantitative determination as to whether there are commercially producible hydrocarbons present, such as oil, CBM or other types of natural gas. Twelve of these exploratory/test wells are contained within our Coal Creek project in Coffey county, Kansas. Most are in proximity to an existing interstate gas pipeline and one is already included in our recent gas sales contract with Big Creek Field Services, LLC. The total drilling depth for our Kansas project wells is approximately 1700 ft. One additional exploratory well, located in Woodson county Kansas, was converted to an oil producer following the acquisition of our CBM test data and subsequent to quarter end began producing modest revenues to the company.

        The remaining five exploratory/test wells were drilled on our Missouri Project in Cass County Missouri. Again most were located in close proximity to an interstate gas pipeline system. Since the Cherokee basin dips to the west the CBM formations in Missouri are considerably shallower than in Kansas, with total depths being about 700 ft.

        Field exploration and development operations began in August 2002, with the drilling and logging of three exploratory/test wells. Each exploratory/test well is located on a separate mineral lease in the southwest portion of Coffey County. These drill sites were selected based on a variety of factors, including information gathered from historic records and drill logs (depth, and thickness of coal seams and the results of electric gamma ray readings), proximity to existing interstate distribution pipelines, ease of access for drilling equipment, the presence of oil and natural gas in the immediate vicinity, and consultations with our geologist and driller. Since these are considered to be exploratory or test wells they have only been partially completed in order to allow us to investigate the production capacity of selected coal intervals, and to obtain important technical information related to stimulation activities that are almost always required to make CBM wells commercially productive. Thus we do not presently have any estimates of oil and gas reserves on these properties. Consequently we have not reported our reserve estimates to any state or federal authority.

        In the field development stages of our plan each new well will be drilled and tested individually. If commercially producible amounts of gas are present, the well will be fully completed and a local distribution pipeline installed. Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin pumping although these revenues may be realized on a quarterly basis.

        Once we have identified a proposed drilling site, we as a licensed operator in the State of Kansas and Missouri, will be engaged in all aspects of well site operations. As the operator we will be responsible for permitting the well, which will include obtaining permission from the Kansas Oil and Gas commission or Missouri relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. Additionally, we will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. Should the well be successful, we will be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced.

        As the operator we will be the caretaker of the well once production has commenced. We have no formal experience in well operations and will have to hire or retain professionals to assist us in our efforts. As the operator, we will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Again, we have no experience in operating an oil or gas production company, therefore, we will be forced to hire experienced operation staff, when needed. Once the production has been sold, we anticipate that the purchaser thereof will carry out its own research with respect to ownership of that production and will send out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser will issue the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as we have been replaced or the site appropriately abandoned. We anticipate hiring professionals to assist us in our operations until such time as our management has sufficient knowledge and operations ability.

        We had a one-year consulting agreement with Mr. William Stoeckinger, a Certified Petroleum Geologist, from Bartlesville, Oklahoma. Mr. Stoeckinger provided geological services both in the assessment process and in the development program. On January 31, 2004, the term of the agreement expired, however Mr. Stoeckinger continues to provide geologic consulting services on an as needed basis. To date, Mr. Stoeckinger has reported good gas shows in a number of the coal seams contained in the Cherokee Group, the primary source of CBM production in the area.

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

        Kansas Geologic Society (KGS) has joined us in our scientific effort designed to assess the gas reserves from our CBM exploratory/test wells in eastern Kansas. KGS took samples from coal beds from our wells in Coffey County, Kansas. Their preliminary laboratory test results yielded similar gas content values to those obtained by our geologist, Mr. William Stoeckinger, that were derived from sampling of our other exploratory/test wells. We view these independent gas content values quite favorably since they indicate quantitative similarities to the CBM producing coal beds found in Woodson and other counties to the south. Woodson county being adjacent to Coffey county.

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

        If any of our wells prove to hold commercially producible gas, we will continue to add wells to our gas sales agreement with Big Creek Field Services or install our own distribution infrastructure to transport our gas from the wellhead to one of the major distribution pipelines. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, Enbridge and Kinder Morgan. We have initiated contact with two of these companies to ascertain the specific locations of their pipelines, their requirements to purchase gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. Traditionally, the major distribution of gas in the United States have purchased production from anyone who can get sufficient quantities of quality gas to their distribution pipeline. Because some of these companies have purchased coal-bed methane from producing wells in the southern part of Kansas, we believe that if the gas produced from wells drilled in our targeted area meets their criteria in both quantity and quality, they will purchase our gas at market prices. To date, we have not entered into any purchase agreements nor have we received assurances from anyone that they will enter into such agreements with us in the future.

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

        The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. We do not have any delivery commitments with respect to any oil or gas produced from any properties that we acquire. However, due to the U.S. government's recent push toward increased domestic production of energy sources, and the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas we produce, once it has been delivered to a distribution facility.

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

Expected purchase or sale of plant and significant equipment.

        We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

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

FACTORS THAT MAY AFFECT OUR PLAN OR OPERATION

We are a development stage company, with a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

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

        To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts, when commenced. Despite our best efforts, we may not be successful in our development efforts or obtain required regulatory approvals. There is a possibility that some, or all, of our wells may never produce natural gas or oil. Since inception, we have incurred a net loss of $(4,480,398) and at June 30, 2004 our assets exceeded our liabilities by $2,382,536.

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

        We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through December 2004. After that time we will need to raise additional funds to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

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

        Our success depends heavily upon the continued contributions of Paul Branagan, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff. We have entered into an employment agreement with Mr. Branagan; however, maintain no key person insurance on Mr. Branagan. In addition, Mr. Branagan is an officer and director of other public companies, which may impact the amount of his time spent on our business matters. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacement for Mr. Branagan.

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

        Development of our reserves, when and if established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions required by the Securities and Exchange Commission relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating our natural gas and oil reserves is anticipated to be extremely complex, and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Due to our inexperience in the oil and gas industry and development stage operations, our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

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

Item 3. Controls and Procedures.

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

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

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

        As of December 31, 2003, approximately $1,227,000 of the net proceeds had been used, leaving approximately $1,059,000 of the proceeds for future use. As of June 30, 2004, the remaining net proceeds had been used. During the six month period ended June 30, 2004, approximately $1,412 was used to repay short-term debt, approximately $157,978 was used as general working capital and approximately $1,067,610 was used for our drilling and development program.

        Except for prior payments to David Polay, our previous CFO, and salaries paid to officers as part of our working capital, no offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

Stock Issuances

        On March 19, 2004, Larry Kehoe exercised 325,000 options at a price of $.50 per share, Cody Felton exercised 325,000 options at a price of $.50 per share and Russell Frierson exercised 50,000 options at a price of $.50 per share. The options were exercised with a note due to the Company for the strike price. 50% of the stock will be issued and 50% of the stock will issued and held as collateral for the notes. Subsequent to the quarter end Kehoe paid his note to the Company in full and his collateral shares were released to him. The Company forgave the interest due on the note. Subsequent to the quarter end Felton paid $65,000 off the principal of his note to the Company and 50,000 shares were released to him. The Company holds 112,500 shares as collateral until the balance of the note is paid in full. All of the shares were issued as of June 30, 2004 without restriction as set forth in the S-8 Registration Statement filed with the SEC on April 1, 2004..

        On April 13, 2004, Goran Blagojevic exercised 250,000 warrants at a price of $0.75 per share. As of June 30, 2004 the shares have not been issued. We will issue the 250,000 shares without restriction as setforth in the S-8 registration statement filed with the SEC on April 1, 2004. The shares were not issued as of June 30, 2004.

        On May 3, 2004, we issued 100,000 shares of our common stock to CPA Directed Investments pursuant to a Secured Promissory Note Agreement dated May 5, 2004. CPA will return 50,000 shares for cancellation at such time as the loan and interest are paid in full. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On June 17, 2004, we issued 120,000 shares of our common stock to XXR Consulting Inc. pursuant to a consulting agreement we executed on June 4, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

New Corporate Office

        On April 2, 2004, we executed a thirty-nine (39) month lease for new corporate office space located at 3161 East Warm Springs Road, Suite 300, Las Vegas, Nevada 89120. The space consists of approximately 1,864 square feet, which houses administrative and corporate offices. The monthly rental for the space is not to exceed $3,450 per month commencing April 15, 2004 and ending June 30, 2007 with the first three months free.

Addendum #2 to Employment Agreement of Paul Branagan

        On April 20, 2004, we amended Paul Branagan's Employment Agreement to amend the royalty provision as follows:

1. Mr. Branagan shall receive a 1/100 Over Riding Royalty on production from any wells completed on Employer leased acreage.

2. The term of the payment of the Over Riding Royalty shall be in perpetuity.

        A copy of the Addendum to the Employment Agreement was attached as an exhibit to Form 10-QSB filed on May 17, 2004.

Secured Promissory Note

        On May 5, 2004, we entered into a Secured Promissory Note with CPA Directed Investments ("CPA"), pursuant to a loan of $250,000, which CPA provided to us. We promise to pay CPA the $250,000 with interest at the rate of 10% per annum. The term of the loan shall be 120 days from the date the full loan amount is transferred to us. To secure payment of the note we agreed to issue two certificates each in the amount of 50,000 shares (100,000 shares total) of our common stock to CPA. CPA will hold one of the certificates until such time as the loan and interest are paid in full, at which time CPA will surrender the certificate for cancellation. The other certificate will be provided to CPA for making the loan.

Amendment 1 to Business Partnership Term Sheet of John Haas, Mark Haas, and W.B. Mitchell

        On May 18, 2004, we amended John Haas, Mark Haas, and W.B. Mitchell's Business Partnership Term Sheet wherein we have access to 10,000 acres of leased mineral rights in Coffey and Woodson Counties, Kansas, to extend the term of the agreement to August 1, 2005.

Letter Agreement with Tom Bibiyan of Florence Equity, LLC

        On May 21, 2004, we executed a letter agreement with Tom Bibiyan of Florence Equity, LLC ("Florence"), wherein Florence agreed to provide various investor relations and/or public relations services to the Company. The term of the agreement was for three months beginning on the first of June 2004. We agreed to compensate Florence $50,000, with $25,000 due on June 1, 2004 and the other $25,000 due on July 1, 2004.

Resignation and Appointment of Officer

        Effective June 1, 2004, David Polay resigned as Chief Financial Officer of the Company. Subsequently, on July 18, 2004 we executed an employment agreement with John C. Garrison, wherein he agrees to be the Company's Chief Financial Officer. We agreed to compensate Mr. Garrison an hourly rate of $150.00 with the expectation that the Company will require about 40 hours of Mr. Garrison's services a month.

        John C. Garrison, is Chief Financial Officer of the Company. Mr. Garrison graduated from Kansas State University of Manhattan, Kansas with a B.S. in Business Administration and Accounting. Mr. Garrison is a certified public accountant with over twenty-five years of progressive experience in accounting, auditing and financial management. From 1990 to the present Mr. Garrison serves as the Certified Public Accountant for many companies, providing financial management and accounting. From 1998 to present Mr. Garrison serves as a Director and consultant for Quest Resource Corporation, a publicly held company. From 1994 through 1999 Mr. Garrison served as Chief Accounting Officer and Director for Infinity, Inc., a publicly held company. From 1986 through 1990 Mr. Garrison served as Chief Financial Officer for Burnox, Inc., a multi-location industrial distribution company. From 1976 through 1985, Mr. Garrison served as a Certified Public Accountant, providing tax and audit staff of national and local accounting firms.

Consulting Agreements

        XXR Consulting, Inc.: On June 4, 2004, we executed a Consulting Agreement with XXR Consulting, Inc., a New York based agency that provides a variety of custom services for public companies seeking results-oriented investor relations programs. XXR will assist and advise us in identifying investor relations and/or public relations and/or market relations organizations to be utilized by us. The term of the agreement is for 6 months and commenced on the effective date of May 21, 2004. We agreed to compensate XXR a total of 120,000 shares of our restricted common stock (issued on June 17, 2004).

        ECON Investor Relations Inc.: On June 15, 2004, we entered into a Consulting Agreement with ECON Investor Relations Inc. ECON agreed to provide us with the following services: Investor Relations, Public Relations, Corporate Strategies, Industry Research, and Customized Corporate Programs. The term of the agreement commenced on June 15, 2004 and will continue for one year with an option to renew. We agreed to pay the consultant (based on current cash flow), a fee of $4,000 per month for the services rendered. In addition to the fees set above we will issue (if applicable) shares of our common stock equivalent to $6,000 per month to the consultant. The shares will be issued quarterly. As of the date of this filing the shares have not been issued

Subsequent Events

Gas Purchase and Sale Agreement

        On July 7, 2004, we entered into a Gas Purchase and Sale Agreement with Big Creek Field Services, LLC, a Kansas limited liability company, wherein we agreed to sell and Big Creek agreed to purchase our available supply of gas. The term of the agreement is for 10 years and shall continue year-to-year thereafter, unless terminated by either party

Consulting Agreement with Investsource, Inc.

        Investsource, Inc.: On July 9, 2004, we entered into a Consulting Services Agreement with Investsource, Inc., wherein Investsource agreed to be engaged on a non-exclusive basis to be our financial consultant and render advice, consultation, information, and services to our Directors and/or Officers regarding general financial and business matters. The term of the agreement commenced on July 9, 2004 and continued for thirty (30) days. The agreement may be extended upon agreement by both parties. We agreed to compensate the consultant $7,500 for it's services (paid on July12, 2004).

Letter Agreement with Energy Capital Solutions, LLC ("ECS")

        On July 13, 2004, we entered into a letter agreement with ECS, wherein ECS agreed to act as our financial advisor and assist us with respect to a proposed private placement of our equity securities with institutional investors. The term of the agreement is for twelve (12) months from the date of the letter and may be extended by mutual consent of the parties. In consideration for the services provided by ECS, we agreed to compensate ECS a retainer fee of $15,000 (paid on July 8, 2004), 7.0% of the gross proceeds raised from the Private Placement, and concurrently upon completion of the offering, we will sell to ECS common stock purchase warrants covering shares of common stock equal to 10% of the total equity of securities actually sold in the placement.

Petrol Oil, II LLC

        On or about July 23, 2004, we received a 20% membership interest in Petrol Oil, II LLC, a limited liability company, in exchange for contributing certain producing wells, and other assets received in the RWJ Oil acquisition to the LLC. Outside investors received the remaining 80% in exchange for a contribution of $350,000. Pursuant to the terms of the LLC operating agreement, we will manage the production of the wells and the net revenues well be directed to Petrol Oil, II LLC for distribution.

Press Releases

        On July 20, 2004, we issued a press release to announce that we have signed a multi-year contract for the sale of Coal Bed Methane and other natural gas from wells on our Coal Creek project in southeastern Kansas. We expect to begin selling gas to Big Creek Gas Field Services, LLC under the terms of our contract within 30 days of the press release.

        On August 2, 2004, we issued a press release to announce the appointment of John C. Garrison, CPA, as our new chief financial officer.

        Copies of the press releases are attached hereto as exhibits.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1*	Certification of Paul Branagan pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of John C. Garrison pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Paul Branagan pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of John C. Garrison pursuant to Section 906 of the Sarbanes-Oxley Act
99.1*	Press Release dated July 20, 2004 - Petrol Oil and Gas Announces Signing a Long-Term Sales Contract for CBM and Other Natural Gas
99.2*	Press Release dated August 2, 2004 - Appointment of Seasonal Oil and Gas CPA to CFO Post

* Filed herewith

(b) Form 8-K

8-K Report filed on April 2, 2004, Notification of trading on the OTC:BB.

8-K Report filed on April 28, 2004, Press Release, New Corporate Office and Regulation FD Disclosure.

8-K Report filed on July 9, 2004, Press Release dated 7/07/04.

8-K Report filed on July 14, 2004, Press Release dated 7/12/04.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.

(Registrant)

By: /S/John C. Garrison

John C. Garrison, Chief Financial Officer

(On behalf of the registrant and as

principal accounting officer)

Date: August 23, 2004