Form 10QSB
period 2004-09-30
PETROL OIL & GAS INC
filed 2004-11-15
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2004, was 23,895,799 shares.

Transitional Small Business Disclosure Format (check one):

Yes     No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Balance Sheet

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 6,132,144	$ 1,059,838
Deposits on property acquisitions	250,000	-
Investment	15,823	200,000
Total current assets	6,397,967	1,259,838

Equipment	4,894	2,134
Vehicles	28,009	28,009
Accumulated depreciation	(6,867)	(2,107)
	26,036	28,036

Other assets:
Notes and interest receivable from stockholders	32,000	-
Oil and gas properties using full cost accounting:
Properties not subject to amortization	2,842,532	1,289,573
Total other assets	2,874,532	1,289,573
	$ 9,298,535	$ 2,577,447

Liabilities and stockholders' equity
Current liabilities:
Current portion of long term debt	$ 4,000	$ 4,000
Notes payable	250,000	-
Accounts payable	561,309	268,071
Deposits received on joint ventures	59,760	-
Accrued liabilities	6,879	31,316
Due to officer	-	47,500
Total current liabilities	881,948	350,887

Long-term debt, less current portion	19,163	22,923

Contingencies and commitments

Stockholders' equity:
Preferred stock, $.001 par, authorized 10,000,000
shares; no shares issued	-	-
Common stock, $.001 par, authorized 100,000,000
shares; 23,895,799 and 17,247,466 issued and outstanding at
September 30, 2004 and December 31, 2003	23,896	17,247
Stock bought or for services not issued 467,502 and 160,000 shares	468	160
at September 30, 2004 and December 31, 2003
Unamortized cost of stock issued for services	(50)	(1,000)
Additional paid-in capital	13,266,820	4,630,713
Deficit accumulated during the development stage	(4,893,710)	(2,443,483)
Total stockholders' equity	8,397,424	2,203,637
	$ 9,298,535	$ 2,577,447

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

	Nine Months Ended September 30,		Three Months Ended September 30,		March 3, 2000 (inception) to September 30,
	2004	2003	2004	2003	2004
Revenue:	$ 44,185	$ -	$ 44,185	$ -	$ 44,185

Professional and consulting fees	1,100,497	712,928	232,760	544,715	3,114,759
Office	184,722	45,438	74,002	25,257	252,481
Wages	292,016	105,417	100,279	37,917	498,171
Travel & Entertainment	89,596	53,192	35,369	30,069	159,749
Rent	32,775	2,700	6,825	900	36,575
Loan fee	132,500	-	-	-	132,500
Acquisition of CBM Energy Inc.	654,000	-	-	-	654,000
Miscellaneous expense	25,962	30,435	4,967	13,402	92,227

Total expense	2,512,067	950,110	454,201	652,260	4,940,461

Loss from operations	(2,467,882)	(950,110)	(410,016)	(652,260)	(4,896,276)

Other income (expense):
Interest income	5,839	-	(1,742)	-	6,906
Earnings on investment	15,823	-	736	-	15,823
Interest expense	(4,007)	-	(2,292)	-	(20,163)

Other income (expense)	17,655	-	(3,298)	-	2,566

Loss before income tax	(2,450,227)	(950,110)	(413,314)	(652,260)	(4,893,710)

Provision for income tax	-	-	-	-	-

Net loss	$ (2,450,227)	$ (950,110)	$ (413,314)	$ (652,260)	$ (4,893,710)

Basic and diluted earnings per share	$ (0.14)	$ (0.07)	$ (0.02)	$ (0.05)	$ (0.48)

Weighted shares outstanding	16,959,057	13,569,363	16,959,057	13,569,363	10,160,576

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		March 3, 2000 (inception) to September 30,
	2004	2003	2004
Operating activities:
Net loss	$ (2,450,227)	$ (950,110)	$ (4,893,710)
Adjustments to reconcile net loss to cash used in operating
activities-
Depreciation	4,760	627	6,867
Stock and options issued for services	1,020,313	483,000	2,511,183
Stock issued in acquisition of CBM Energy	765,000	-	765,000
Gain on investment net of fees	(15,823)	-	(15,823)
Change in assets and liabilities-
Deposits on property acquisitions	(250,000)	-	(250,000)
Accounts payable	293,238	157,962	471,929
Deposits received on joint ventures	59,760	-	59,760
Accrued liabilities	(24,437)	-	6,879
Due to officer	(47,500)	22,500	-
Cash used in operating activities	(644,917)	(286,021)	(1,337,914)

Investing activities:
Equipment purchased	(2,760)	(30,142)	(32,903)
Investment, net	200,000	-	-
Additions to oil & gas properties not subject to
amortization	(1,552,957)	(607,510)	(2,702,572)
Cash used in investing activities	(1,355,717)	(637,652)	(2,735,475)

Financing activities:
Stock issued for debt paid by stockholder of Company	-	-	6,476
Exercise of options	487,500	-	487,500
Note receivable payments, net	318,000	-	318,000
Stock paid for but not issued	-	1,025,447	-
Payments made on long-term debt	(3,760)	-	(4,846)
Notes payable	250,000	438,175	278,009
Stock sold	6,021,200	337,500	9,120,394
Cash provided from financing activities	7,072,940	1,801,122	10,205,533

Increase in cash	5,072,306	877,449	6,132,144
Beginning cash	1,059,838	161,836	-

Ending cash	$ 6,132,144	$ 1,039,285	$ 6,132,144
Supplemental cash flow information:
Interest paid	$ 4,007	$ -	$ 20,163
Income taxes paid	-	-	-
Non cash financing activities:
Stock issued for assets acquired	$ -	$ -	$ 50,580
Addition to oil & gas properties not
subject to amortization and accounts payable
assumed in asset purchase	-	-	89,381
Stock contributed to paid in capital	-	-	5,826
Unamortized cost of stock issued for services	(950)	1,000	50
Stock for services not issued	469	30,000	469
Stock, warrants and options issued for services	1,020,313	60,000	2,511,183
Stock issued on exercise of options for a note receivable	349,500	-	349,500

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

Note 3 - Stock Transactions and Consulting Agreements

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

        We entered into a geologist/technical advisor consulting agreement on December 1, 2002 with Mr. William Stoeckinger. The agreement was for a one year term (amended to a thirteen month term) and among other items Mr. Stoeckinger received 20,000 shares of our stock per month for thirteen (as amended in a subsequent agreement) months. Mr. Stoeckinger received 20,000 shares of stock for January 2004 and the value assigned to that stock was $20,000. The expense was recorded as professional and consulting fees expense. Mr. Stoeckinger received 160,000 shares of stock due to him that was recorded as stock for services not issued at December 31, 2003.

        On January 15, 2004, we entered into an agreement with Mr. John Haas, Mr. Mark Haas and Mr. W.B. Mitchell whereas we would be allowed access to approximately 10,000 acres of leased mineral rights for the purpose of exploring, and evaluating gas production for 6 months. Mr. John Haas agreed to join the Board of Directors of the Company. Mr. Mark Haas agreed to be a project manager and consultant for the Company. Mr. W.B. Mitchell agreed to provide consulting support for lease/land acquisitions. Each of the three individuals received 600,000 stock warrants (1,800,000 total) to purchase shares at a price of $1.20 per share; 400,000 stock warrants (1,200,000 total) to purchase shares at a price of $1.50 per share; and 300,000 stock warrants (900,000 total) to purchase shares at a price of $2.00 per share. The warrants expire on July 15, 2006. The value of the warrants, using the Black-Scholes pricing model, is $420,700 and this was recorded in January 2004 as a professional and consulting fees expense.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Note 3 - Stock Transactions and Consulting Agreements (Continued)

        On January 15, 2004, we agreed to exchange 765,000 shares of stock to Mr. John Haas, Mr. Mark Haas and Mr. W.B. Mitchell, principals of CBM Energy, Inc. for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. The value of the transaction is $765,000. $31,000 of value was assigned to capitalized mineral leases based on the unamortized lease cost of each leased acre. $80,000 of value was assigned to capitalized oil & gas costs based on the fair market value of the test wells on the leased property. The remaining $654,000 was expensed in January 2004.

        On February 9, 2004, we agreed to issue 10,000 shares of common stock to and granted Joseph Blankenship an option to purchase 50,000 shares at $2.50 per share for the first 25,000 shares and $4.00 for the remaining 25,000 shares. The option was granted pursuant to the Research Agreement we entered into on February 9, 2004. The term of the option is for two years. The value of the stock of $10,000 and the value of the options, using the Black-Scholes pricing model, of $200 were recorded as a professional and consulting fees expense. The shares have not been issued to Mr. Blankenship at September 30, 2004 and the par value of the stock ($10) is recorded as stock bought or for services not issued in the equity section of the balance sheet.

        On February 18, 2004, we granted to CSC Group LLC a stock warrant giving CSC the right to purchase 200,000 shares of our common stock. The term and exercise price of the warrant shares shall be: (i) 100,000 shares at $1.50 per share for a term of two years; and (ii) 100,000 shares at $2.50 per share for a period of two years. The value of the warrants, using the Black-Scholes pricing model, was $7,400 and this was recorded in February 2004 as a professional fees expense.

        On March 1, 2004, we issued 100,000 stock options with an exercise price of $1.25 per share and 200,000 stock options with an exercise price of $1.50 per share to Mr. William Burk. Mr. Burk has performed consulting services for the Company. The options expire in three years. The value of the options, using the Black-Scholes pricing model, is $38,500 and this was recorded in March 2004 as a professional and consulting fees expense.

        On March 19, 2004, Mr. Kehoe exercised 325,000 options at a price of $0.50 per share, Mr. Felton exercised 325,000 options at a price of $0.50 per share and Mr. Frierson exercised 50,000 options at a price of $0.50 per share. The options were exercised with a note due the Company for the strike price. 50% of the stock was issued and 50% of the stock was issued and held as collateral for the notes. The notes are demand notes and bear interest at a rate of 6%, however all interest was waived along with $500 of principal. The total still owed at September 30, 2004 was $32,000.

        On March 18, 2004, Mr. Branagan attempted to exercise 250,000 stock options at a price of $0.50 per share, however, the shares were not issued and on September 27, 2004 Mr. Branagan decided not to exercise any of his options. The option will remain available to Mr. Branagan on the same terms as originally granted in his employment agreement dated December 19, 2002.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Note 3 - Stock Transactions and Consulting Agreements (Continued)

        On April 13, 2004, Goran Blagojevic exercised 250,000 warrants at a price of $0.75 per share. On August 1, 2004, Mr. Blagojevic exercised 400,000 warrants at a price of $0.75 per share. At September 30, 2004, the shares were not issued and the par value of the stock $400 is recorded in the stock bought or for services not issued account. On October 27, 2004, the 400,000 shares were issued.

        On May 3, 2004, we issued 100,000 shares of our common stock to CPA Directed Investments (CDI) pursuant to a secured promissory note agreement dated May 5, 2004. CDI will return 50,000 shares for cancellation at such time the loan and interest are paid in full. The remaining 50,000 shares will be retained by CDI as a loan fee. The loan fee expense was determined based on the market value of our stock on the date of the agreement and totaled $132,500.

        On June 17, 2004 we issued 120,000 shares of our common stock to XXR Consulting Inc. pursuant to a consulting agreement we executed on June 4, 2004. The value of the stock as determined by the market price of our stock on the day of the agreement was $276,000 and this was recorded as professional and consulting fee expense in June 2004.

        On June 15, 2004 we agreed to a consulting agreement with ECON Investor Relations, Inc. The monthly fee is $10,000 of which $6,000 is payable in stock and the agreement is for one year with either party able to terminate the agreement based on 30 days written notice. As of September 30, 2004, the fees to be paid in shares totaled $18,000 and that equated to approximately 7,500 shares. The shares have not been issued and the par value of the stock $8 was recorded as stock bought or for services not issued.

        A supplier has agreed to be paid in stock for 10% of any invoice. Stock owed but not issued to the supplier at September 30, 2004 was under 2,500 shares.

        On May 19, 2004, we entered into a consulting agreement with Tom Bibiyan of Florence Equity, LLC. The agreement was for 90 days and we paid a fee of $50,000.

        We sold 5,533,333 shares of our common stock during the third quarter. Each share was sold for $1.20 and it included a warrant to purchase an additional share of common stock for a price of $1.50 per share expiring on September 8, 2007. The proceeds raised totaled $6,640,000. We offset the proceeds by direct costs relating to commissions paid totaling $480,000 (with an additional $8,400 paid in October 2004 for stock sales after September 30, 2004), legal fees of $131,500 and other costs of $7,500 for a net capital amount of $6,021,200. We also issued 845,000 warrants to Energy Capital Solutions in connection with the stock sales. The warrants are for the purchase of common stock at a price of $1.35 per share and the warrants expire October 1, 2009.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Note 3 - Stock Transactions and Consulting Agreements (Continued)

        We entered into an agreement with Haas Oil Group whereby we agreed to issue 50,000 shares of common stock in exchange for 100% working interest in certain leases that Haas owned. The shares were valued at $1.90 per share, which was the trading price of our common stock on September 20, 2004, the date the agreement was signed. At September 30, 2004, the shares were not issued and the par value of the stock of $50 was recorded in the account stock bought or for services not issued.

Note 4 - Deposit on property acquisition

        We entered into an option to purchase assets from Savage Resources, LLC and Savage Pipeline LLC on September 23, 2004 and paid a deposit of $250,000. An additional $250,000 was paid in October 2004. See subsequent events note 6.

Note 5 - Related Party Transactions

        We paid a loan fee of $132,500 in the quarter-ended June 30, 2004 to CPA Directed Investments a stockholder of ours.

        We paid a Company in which the principal was David Polay, a former Officer and a current stockholder, $12,000 for consulting services in the quarter ended September 30, 2004.

Note 6 - Subsequent Events

        We sold 100,000 shares of our common stock in October 2004. Each share was sold for $1.20 and it included a warrant to purchase an additional share of common stock for a price of $1.50 per share expiring on September 8, 2007. The gross proceeds raised totaled $120,000.

        On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation. Under the terms of the Laurus Funds agreements we issued a Secured Convertible Term Note in the aggregate principal amount of $8.0 million and a five-year warrant to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. The Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum. Our net proceeds from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $7,652,500. We utilized $7.0 million of the proceeds for an acquisition. In addition, we paid finders' fees of: (i) $315,000 in cash; (ii) 50,000 shares of restricted common stock; and (iii) issued a warrant to purchase 100,000 shares at $2.00 per share for a period of three years.

        On October 29, 2004, we filed an SB-2 registration statement registering 25,698,861 shares of our common stock for the resale by certain investors, including all of the investors who purchased shares in our unit offering and to cover the $8 million convertible term note and 5,333,333 warrants granted to Laurus Funds.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Note 6 - Subsequent Events (Continued)

        Effective November 4, 2004, we completed the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC for the purchase price of $10 million, all of which was paid in cash. We had previously paid a non-refundable deposit of $500,000 toward the option to purchase. The remaining $9.5 million was paid at closing through utilizing $7.0 million of funds received from the Laurus Funds convertible term note and $2.5 million of funds received from our recent unit offering.

Issuances to Consultants

        On October 27, 2004, we issued 8,861 shares of our common stock (valued at $21,000) to ECON Investor Relations, Inc. pursuant to its consulting agreement dated June 15, 2004.

        Pursuant to William Stoeckinger's amended consulting agreement executed on November 1, 2004 we extended the expiration date of his options to purchase 50,000 shares of our common stock at $0.50 per share and 50,000 shares of our common stock at $1.00 per share to December 19, 2006.

        On November 8, 2004, we amended ECON Investor Relations Inc.'s consulting agreement dated June 15, 2004 to extend the term of the agreement until November 8, 2005.

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

        Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

  fluctuations of oil and gas prices;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Material Risks" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2. Plan of Operation.

Overview

        Petrol Oil and Gas, Inc., formerly named Euro Technology Outfitters, was incorporated in Nevada on March 3, 2000. We are an oil and gas exploration and development company. Our primary business objective is to produce economic quantities of natural gas from buried coal seams, denoted as coal-bed methane (CBM) and other gas bearing formations, as well as the production of oil. Our long term corporate strategy has been to consolidate a strong lease position in CBM that contains quality gas reserves, position our leases near interstate pipeline systems that would provide a ready sales market for our gas and ultimately produce and develop these valuable resources.

        We began to generate revenues ($44,185) in the third quarter of 2004 from one of our exploratory wells in Woodson County Kansas. This well was drilled to assess the CBM potential in this southern most area of our Coal Creek project. Pleased with the CBM test results, we subsequently converted the well to an oil producer. Nevertheless there is a substantial going concern issue as to whether we will ever be able to commercialize our oil and natural gas production and generate sufficient revenues to satisfy our working capital requirements. Since inception, we have been dependent on the sale of our equity securities and loans from affiliates and other outside parties to satisfy our working capital requirements. We continue to have a working capital deficiency that raises substantial concern regarding our ability to continue as a going concern.

        On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus Funds"), wherein we issued a Secured Convertible Term Note (the "Note") in the aggregate principal amount of $8.0 million and a five-year warrant (the "Warrant") to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. See Significant Events, under Part II Other Information, below for a complete discussion of the terms of the Laurus Funds transaction.

        Effective November 4, 2004, we completed the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC for the purchase price of approximately $10 million, all of which was paid in cash. The acquisition includes leasehold rights to approximately 10,000 acres and 71 producing gas wells in the Thayer Gas Field, in Southeast Kansas. Petrol-Neodesa (the "Producing Property") is in a mature and highly producing area located in Wilson and Neosho counties, Kansas and currently produces about 3,000 Mcf per day of gas, based upon production from 71 wells. Based upon an average gas price of $8.22 per Mcf, the Producing Property is expected to generate gross revenues of about $9.6 million for the Company in 2005. Net cash flow from Petrol-Neodesa, after production, operational interest and other expenses, is expected to be roughly $3.5 Million in 2005.

        We presently have a six (6) well pilot/exploration program located within our leased acreage in Coffey County Kansas. Following drilling, logging and setting steel casing these wells were perforated in some of the coal intervals that contain gas. The perforated coal intervals were acidizied and subsequently fractured using conventional hydraulic techniques in order to stimulate production. We are now in the process of de-watering the coals and our cleats using wellhead and downhole pumping systems. Daily water production ranges between 50-350 barrels per day while CBM gas production is either flare tested or shut in at the wellhead.

        We continue to acquire new mineral leases in Missouri. We have an exploratory well in Cass County, Missouri and have been acquiring leases in both Cass and Bates counties, Missouri.

        We plan to employ a simple conventional working interest (WI) model whereby our WI partner(s) would provide all or the major share of the drilling and completion costs for a given set of wells on a specific set of our leases for which the WI partner(s) would receive a portion of the net production revenue. This practice is intended to allow us to drill and complete additional wells with reduced capital outlays.

        Our field development program will include developing our mineral rights together with either joint venture (JV) or WI partners. In July 2004, we received a 20% membership interest in Petrol Oil, II LLC, a limited liability company, in exchange for contributing certain producing wells, and other assets received in the RWJ Oil acquisition to the LLC. Outside investors received the remaining 80% in exchange for a contribution of $350,000. Pursuant to the terms of the LLC operating agreement, we will manage the production of the wells and the net revenues will be directed to Petrol Oil, II LLC for distribution. We also expect to expand our well drilling operations program with our own drilling and production funds derived from proceeds raised from equity financing, debt financing, or other sources.

        On July 7, 2004, we entered into a Gas Purchase and Sale Agreement with Big Creek Field Services, LLC, a Kansas limited liability company, wherein we agreed to sell and Big Creek agreed to purchase our available supply of gas. The term of the agreement is for 10 years and shall continue year-to-year thereafter, unless terminated by either party.

        On July 26, 2004, we acquired oil property leases consisting of 640 acres within 25 well heads located in Franklin County, Kansas from RWJ Oil LC. In addition we acquired related equipment. As stated above, the 25 well heads and related equipment were transferred to Petrol Oil, LLC.

        As of September 30, 2004, we had approximately 900 signed lease agreements totaling approximately 165,000 acres. These leases are scattered throughout Coffey County, Kansas and the adjacent counties of Anderson, Osage, Lyon, Franklin, Woodson as well as Cass and Bates counties in western Missouri. In the event that we are successful in the development phase of our plan and find commercially producible gas or oil, we intend to lease additional available mineral rights to the extent that we believe such land will further our exploration and development activities and provide increased value to Petrol.

Plan of Operation

        During the next twelve months we plan to continue to focus our efforts on beginning the sustained development and production of our CBM reserves on our existing properties, pursuing strategic acquisitions of producing properties and furthering our business plan. With the signing of a gas sales contract with a local gas gathering system, Big Creek Field Services LLC, we are now able to begin the continuous dewatering of some of our exploratory wells in the Coal Creek project and begin selling the produced gas. In addition, in November we completed the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC. The oil and gas leases cover lands in Neosho and Wilson Counties, Kansas, along with a gas gathering system.

        We intend to fund portions of our field operations and development program through capital raised in our unit offering, funds reserved as a result of the recent Laurus Funds Transaction and from revenues obtained from sales of our CBM gas and oil production. To accelerate the development program we plan to take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies, and generally expand our existing operations.

        Because of our limited operating history we have only recently begun to generate minimal revenues ($48,185) from the sale of oil or natural gas. However, the recent Savage acquisition is anticipated to substantially increase our revenues. Further, we have acquired several smaller producing gas and oil wells that will also enhance our revenues.

        Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to efficiently assimilate the assets acquired in the Savage acquisition into our operations; (iii) the ability to discover commercial quantities of natural gas and oil; (iv) the market price for oil and gas; and (v) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our capital resources.

Satisfaction of our cash obligation for the next 12 months.

        A critical component of our operating plan impacting our continued existence is to efficiently manage the production from the Savage acquisition, our ability to obtain additional capital through additional equity and/or debt financing, and JV or WI partnerships will also be important to our expansion plans. We do not anticipate enough positive internal operating cash flow until such time as we begin receiving funds from the sale of gas acquired in the Savage transaction, which may take the next few months to fully realize. In the event we experience any significant problems assimilating the acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

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

        As of October 7, 2004, we successfully raised $6,760,000, all of which was paid in cash, from our unit offering (each unit consisting of 1 share of restricted common stock and 1 warrant). In addition, pursuant to the Laurus Fund transaction, $652,500 of the note proceeds along with $198,968.35 of our funds (for a total of $851,468.35) have been deposited into a restricted cash account. Funds held in the restricted cash account will be released to us for future acquisitions or other corporate purposes approved by Laurus Funds.

        We believe that with the proceeds of our unit offering, combined with the funds remaining in the Laurus restricted account, we are able to proceed with the next phase of our operations which is large field scale development. See Significant Events, under Part II Other Information, below for a complete discussion of the terms of the Laurus Funds transaction.

        Over the next twelve months we believe that existing capital combined with cash flow from operations will be sufficient to sustain operations and planned expansion.

        We may incur operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

        Under our current plan of operation, we are required to make certain lease payments to maintain our rights to develop and drill for oil and gas. These lease payments are material obligations to us.

        As of September 30, 2004, we had assets of $9,298,535, and $901,111 in liabilities (total current liabilities of $881,948), resulting in a stockholders' equity of $8,397,424.

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

Field Development

        Our original plan of operation for field development started with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the oil, gas and other hydrocarbons that we find, and delivering them to market. We believe that we have leased enough land to move forward with our field development and with the proceeds of our unit offering, combined with the funds being held in a restricted account by Laurus, we are proceeding with the next phase of our operations which is large field scale development.

        During our two year exploration and development phase of our plan of operation, we have drilled and tested a total of 18 CBM wells on selected leases in our Kansas and Missouri projects. These drilling and testing efforts provide our geologists and engineers with data that support the quantitative determination as to whether there are commercially producible hydrocarbons present, such as oil, CBM or other types of natural gas. Twelve of these exploratory/test wells are contained within our Coal Creek project in Coffey County, Kansas. Most are in proximity to an existing interstate gas pipeline and one is already included in our recent gas sales contract with Big Creek Field Services, LLC. The total drilling depth for our Kansas project wells is approximately 1700 ft. One additional exploratory well, located in Woodson county Kansas, was converted to an oil producer following the acquisition of our CBM test data and in the third quarter began producing modest revenues to the Company.

        The remaining five exploratory/test wells were drilled on our Missouri Project in Cass County Missouri. Again most were located in close proximity to an interstate gas pipeline system. Since the Cherokee basin dips to the west the CBM formations in Missouri are considerably shallower than in Kansas, with total depths being about 700 ft.

        Field exploration and development operations began in August 2002, with the drilling and logging of three exploratory/test wells. Each exploratory/test well is located on a separate mineral lease in the southwest portion of Coffey County. These drill sites were selected based on a variety of factors, including information gathered from historic records and drill logs (depth, and thickness of coal seams and the results of electric gamma ray readings), proximity to existing interstate distribution pipelines, ease of access for drilling equipment, the presence of oil and natural gas in the immediate vicinity, and consultations with our geologist and driller. Since these are considered to be exploratory or test wells they have only been partially completed in order to allow us to investigate the production capacity of selected coal intervals, and to obtain important technical information related to stimulation activities that are almost always required to make CBM wells commercially productive. Thus we do not presently have any estimates of oil and gas reserves on these properties. Consequently, we have not reported our reserve estimates to any state or federal authority.

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

        As the operator we will be the caretaker of the well once production has commenced. We have no formal experience in well operations and will have to hire or retain professionals to assist us in our efforts. As the operator, we will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Again, we have no experience in operating an oil or gas production company; therefore, we will be forced to hire experienced operation staff, when needed. Once the production has been sold, we anticipate that the purchaser thereof will carry out its own research with respect to ownership of that production and will send out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser will issue the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as we have been replaced or the site appropriately abandoned. We anticipate hiring professionals to assist us in our operations until such time as our management has sufficient knowledge and operations ability.

        We amended our agreement with Mr. William Stoeckinger, a Certified Petroleum Geologist, from Bartlesville, Oklahoma to extend the term of his agreement to November 1, 2006. Mr. Stoeckinger provides geological services both in the assessment process and in the development program. To date, Mr. Stoeckinger has reported good gas shows in a number of the coal seams contained in the Cherokee Group, the primary source of CBM production in the area.

        On July 26, 2004 we acquired oil properties leases consisting of 640 acres with 25 well heads, including related equipment located in Franklin County, Kansas from RWJ Oil LLC.

        In September 2004, we acquired two additional small oil fields in Woodson and Coffey Counties, Kansas. They include mineral leases on 800 acres with 10 oil wells, a water disposal well, and storage equipment. Total oil production is about 9-12 barrels per day and we agreed to pay $150,000 in cash and issue 50,000 shares of our restricted common stock as full consideration for the acquisition.

        On November 4, 2004, we acquired leasehold rights to approximately 10,000 acres and 71 producing wells in the Thayer Gas Field, in Southeast Kansas, for a total purchase price of approximately $10 million in cash.

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

        If any of our wells prove to hold commercially producible gas, we will continue to add wells to our gas sales agreement with Big Creek Field Services or install our own distribution infrastructure to transport our gas from the wellhead to one of the major distribution pipelines. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, Enbridge and Kinder Morgan. We have initiated contact with two of these companies to ascertain the specific locations of their pipelines, their requirements to purchase gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. Traditionally, the major distribution of gas in the United States have purchased production from anyone who can get sufficient quantities of quality gas to their distribution pipeline. Because some of these companies have purchased coal-bed methane from producing wells in the southern part of Kansas, we believe that if the gas produced from wells drilled in our targeted area meets their criteria in both quantity and quality, they will purchase our gas at market prices. To date, we have entered into one purchase agreement with Big Creek Field Services, LLC. We have not received assurances from anyone else that they will enter into such agreements with us in the future.

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

        The timing of most of our capital expenditures is discretionary. We recently incurred a direct $8.0 million financial obligation through execution of the Laurus Funds Note. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors.

Expected purchase or sale of plant and significant equipment.

        Effective November 4, 2004, we completed the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC for the purchase price of $10 million, all of which was paid in cash. We had previously paid a non-refundable deposit of $500,000 toward the option to purchase. The remaining $9.5 million was paid at closing through utilizing $7.0 million of funds received from the Laurus Funds convertible term note (described in Liquidity and Capital Resources below) and $2.5 million of funds received from our recent unit offering.

        The acquisition includes leasehold rights to approximately 10,000 acres and 71 producing gas wells in the Thayer Gas Field, in Southeast Kansas. Petrol-Neodesa (the "Producing Property") is in a mature and highly producing area located in Wilson and Neosho counties, Kansas and currently produces about 3,000 Mcf per day of gas, based upon production from 71 wells. Based upon an average gas price of $8.22 per Mcf, the Producing Property is expected to generate gross revenues of about $9.6 million for the Company in 2005. Net cash flow from Petrol-Neodesa, after production, operational interest and other expenses, is expected to be roughly $3.5 Million in 2005.

Significant changes in the number of employees.

        We currently have two full time employees and two part time employees. As drilling production activities commence, we intend to hire additional technical, operational and administrative personnel as appropriate. We expect a significant change in the number of full time employees over the next 12 months. However, at this time we are unable to quantify exactly how many. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

        On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation. Under the terms of the Laurus Funds agreements we issued a Secured Convertible Term Note (the "Note") in the aggregate principal amount of $8.0 million and a five-year warrant (the "Warrant") to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. The Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

        Our net proceeds from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $7,652,500. We utilized $7.0 million of the proceeds for the Savage acquisition described above. In addition, we paid finders' fees of: (i) $315,000 in cash; (ii) 50,000 shares of restricted common stock; and (iii) issued a warrant to purchase 100,000 shares at $2.00 per share for a period of three years. See Significant Events under Part II Other Information, below for a complete discussion of the terms of the Laurus Funds transaction.

        On October 29, 2004, we filed an SB-2 registration statement registering 25,698,861 shares of our common stock for the resale by certain investors, including all of the investors who purchased shares in our unit offering and to cover the $8 million convertible term note and 5,333,333 warrants granted to Laurus Funds.

Additional Steps to Increase Liquidity:

        Over the last several years, we have funded portions of our operating cash flow and growth from sales of equity securities and loans from officers and related parties.

        In our unit offering completed on October 7, 2004, we sold 5,633,333 units for a total purchase price of $6,760,000, all of which was paid in cash. Each unit consisted of 1 share of restricted common stock and 1 warrant.

FACTORS THAT MAY AFFECT OUR PLAN OR OPERATION

We are a development stage company, with a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

        We have a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. We have yet to generate any meaningful revenues from operations and have been focused on organizational, start-up, market analysis, exploratory drilling and fund raising activities. However, our recent acquisition is anticipated to greatly increase our revenues. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

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

        To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts. Despite our best efforts, we may not be successful in our development efforts or obtain required regulatory approvals. There is a possibility that some, or all, of our wells may never produce natural gas or oil. Since inception, we have incurred a net loss of $4,893,710 and at September 30, 2004 our assets exceeded our liabilities by $8,397,424.

At this stage of our business operations, even with our good faith efforts, potential investors have a possibility of losing their investment.

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

We may need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

        We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through fiscal 2005. After that time we will need to rely on cash flow operations or raise additional cash to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

        If low natural gas and oil prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, exploitation and exploration programs. If our resources or cash flows do not rapidly commence, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

        Our success depends heavily upon the continued contributions of Paul Branagan, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff. We have entered into an employment agreement with Mr. Branagan; however, maintain no key person insurance on Mr. Branagan. In addition, Mr. Branagan is an officer and director of other public companies, which may impact the amount of his time spent on our business matters. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Branagan.

Our management, officers and directors have no previous oil and gas experience, therefore investors should not rely on our management, officers or directors as being experts in the area of oil and gas exploration and production, which is our business focus.

        Our management, officers and directors have no previous oil and gas experience. All business decisions made by them regarding oil and gas exploration and production will be in reliance on the advice of others due to this lack of experience. We intend to use the services and advice of independent consultants and contractors for various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. If reliable advice is not available, it is unlikely our business will succeed.

Gas and Oil prices are volatile. This volatility may occur in the future, causing negative change in cash flows which may result in our inability to cover our capital expenditures.

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

        Development of our reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions required by the Securities and Exchange Commission relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating our natural gas and oil reserves is anticipated to be extremely complex, and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Due to our inexperience in the oil and gas industry and development stage operations, our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

The natural gas and oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

        Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

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

Risks Associated with Laurus Funds Financing

We have substantial indebtedness to Laurus Master Fund, Ltd. which is secured by certain assets acquired from Savage Resources, LLC and Savage Pipeline, LLC. If an event of default occurs under the secured note issued to Laurus Funds, Laurus Funds may foreclose on these assets and we may be forced to curtail our operations or sell some of these assets to repay the note.

        On October 28, 2004, we entered into an $8 million credit facility with Laurus Master Fund, Ltd. pursuant to a secured convertible term note and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

  Failure to pay interest and principal when due;

  An uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;

  A breach by us of any material representation or warranty made in any of the notes or in any related agreement;

  Any money judgment or similar final process is filed against us for more than $50,000;

  Any form of bankruptcy or insolvency proceeding is instituted by or against us; and

  Suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days.

        In the event of a future default under our agreements with Laurus Funds, Laurus Funds may enforce its rights as a secured party and we may lose all or a portion of the acquired assets or be forced to materially reduce our business activities.

There can be no assurance that we will satisfy all of the conditions of the agreements executed in the private placement with Laurus Funds.

        Pursuant to the terms of certain agreements, we are subject to a condition subsequent to obtain an effective registration statement permitting the resale of common stock issued upon the exercise of the conversion rights of the purchaser and the exercise of the warrants by the purchaser on or before one hundred days. Although we believe that we will meet the deadline for obtaining an effective registration statement, there can be no assurance that such a statement will be declared effective within the time required. Failure to satisfy this condition subsequent would constitute a default. In connection with the transaction, we have granted to Laurus Funds a security interest in the assets purchased.

The issuance of shares to Laurus Funds upon conversion of the convertible term note and exercise of its warrants may cause immediate and substantial dilution to our existing stockholders.

        The issuance of shares upon conversion of the convertible term note and exercise of warrants may result in substantial dilution to the interests of other stockholders. Laurus Funds may ultimately convert and sell the full amount issuable on conversion. Although Laurus Funds in some cases may not, subject to certain exceptions, convert their term note and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus Funds from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, Laurus Funds could sell more than this limit while never holding more than this limit, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

        It is likely at the time shares of common stock are issued to Laurus Funds, the conversion price of such securities will be less than the market price of the securities. The issuance of common stock under the terms of our agreements with Laurus Funds will result in dilution of the interests of the existing holders of common stock at the time of the conversion. Furthermore, the sale of common stock owned by Laurus Funds as a result of the conversion of the convertible term note may result in lower prices for the common stock if there is insufficient buying interest in the markets at the time of conversion.

Laurus Funds has no obligation to convert shares if the market price is less than the conversion price.

        Laurus Funds has no obligation to cause us to issue common stock if the market price is less than the applicable conversion price. On October 28, 2004, the closing price of our stock was $1.69. The convertible note has a conversion price of $1.50. Thus the conversion rights granted to Laurus Funds was at a discount to the recent closing price of the common stock. Laurus Funds has no obligation to convert the securities or to accept common stock as payment for interest if the market price of the securities for five trading days prior to a conversion date is less than 115% the conversion price. The amount of common stock that may be issued to Laurus Funds is subject to certain limitations based on price, volume and/or the inventory of our common stock held by Laurus Funds.

Item 3. Controls and Procedures.

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our officers and directors evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our officers and directors concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Significant Events

Acquisition of Producing Coal Bed Methane Gas Property

        Effective November 4, 2004, we completed the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC for the purchase price of $10 million, all of which was paid in cash. We had previously paid a non-refundable deposit of $500,000 toward the option to purchase. The remaining $9.5 million was paid at closing through utilizing $7.0 million of funds received from the Laurus Funds convertible term note (described above under Laurus Funds Finance Transaction) and $2.5 million of funds received from our recent unit offering.

        The acquisition includes leasehold rights to approximately 10,000 acres and 71 producing gas wells in the Thayer Gas Field, in Southeast Kansas. Petrol-Neodesa (the "Producing Property") is in a mature and highly producing area located in Wilson and Neosho counties, Kansas and currently produces about 3,000 Mcf per day of gas, based upon production from 71 wells. Based upon an average gas price of $8.22 per Mcf, the Producing Property is expected to generate gross revenues of about $9.6 million for the Company in 2005. Net cash flow from Petrol-Neodesa, after production, operational interest and other expenses, is expected to be roughly $3.5 Million in 2005.

Laurus Funds Financing Transaction

        On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus Funds"). Under the terms of the Laurus Funds agreements we issued a Secured Convertible Term Note (the "Note") in the aggregate principal amount of $8.0 million and a five-year warrant (the "Warrant") to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. The Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and a bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

        Our net proceeds from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $7,652,500. We utilized $7.0 million of the proceeds for the Savage acquisition described below. In addition, we paid finders' fees of: (i) $315,000 in cash; (ii) 50,000 shares of restricted common stock; and (iii) issued a warrant to purchase 100,000 shares at $2.00 per share for a period of three years.

        The following describes certain material terms of the financing transaction with Laurus Funds. The description below is not a complete description of all terms of the financing transaction and is qualified in its entirely by reference to the agreements entered into in connection with the financing, which were attached as exhibits to the SB-2 registration statement filed on October 29, 2004.

        Note Maturity Date and Interest Rate. The Note matures on October 28, 2007 absent earlier redemption by us or conversion by Laurus Funds, as described below. As mentioned above, annual interest on the Note is equal to the "prime rate" published in the Wall Street Journal from time to time, plus three percent (3%), provided, that, such annual rate of interest may not be less than seven and one-half percent (7.5%), subject to certain downward adjustments resulting from certain increases in the market price of our common stock.

        Payment of Interest and Principal. Interest on the Note is payable monthly in arrears on the first day of each month during the term of the Note, commencing November 1, 2004. In addition, the principal amount of $8.0 million will be amortized over the term of the loan. Commencing December 1, 2004, we are required to make monthly principal payments of $200,000 per month (together, with monthly interest payments, the "Monthly Payment Amount"). Funds released from the restricted cash account will be added to the monthly payment amount by amortizing such amount over the remaining number of monthly principal payments due under the Note.

        Note Conversion Rights. All or a portion of the outstanding principal and interest due under the Note may be converted into shares of our common stock upon satisfaction of certain conditions. The initial fixed conversion price under the Note is $1.50 per share. The fixed conversion price is subject to anti-dilution protection adjustments, upon our issuance of additional shares of common stock at a price that is less than the then current fixed conversion price (the fixed conversion price, together with any adjustments, is referred to hereunder as the "Fixed Conversion Price").

        Laurus Funds may, at any time, convert the outstanding indebtedness of the Note into shares of our common stock at the then applicable Fixed Conversion Price.

        Subject to the restrictions on conversion described below, Laurus Funds shall be required to convert the monthly payment into shares of our common stock in the event that (i) the average closing price of our common stock for the five trading days preceding the due date of a Monthly Payment Amount is greater than 115% of the Fixed Conversion Price ($1.725 per share), and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the 22 trading days preceding the payment date.

        In the event we do not meet the conversion criteria, payments will be made in cash at an amount equal to 102% of the principal amount of the cash portion of the Monthly Payment Amount being paid.

        Release from Restricted Cash Account $652,500 of the note proceeds along with $198,968.35 of our funds (for a total of $851,468.35) have been deposited into a restricted cash account. Funds held in the restricted cash account will be released to us for future acquisitions or other corporate purposes approved by Laurus Funds.

        Warrant Terms. The Warrant grants Laurus Funds the right to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. The Warrant expires on October 28, 2009.

        Restrictions on Conversion of Note and Exercise of Warrant. Notwithstanding anything to the contrary set forth above, we may pay amounts due under the Note in shares of its common stock only so long as there is an effective registration statement on file covering the resale of such shares or an exemption from such registration is available under Rule 144 of the Securities Act. In addition, Laurus Funds is not entitled to receive shares upon exercise of the Warrant, upon payment of principal and interest on the Note, or upon conversion of the Note if such receipt would cause Laurus Funds to be deemed to beneficially own in excess of 4.99% of the outstanding shares of our common stock on the date of issuance of such shares. Such provision may be waived by Laurus Funds upon 75 days prior written notice to us.

        Right to Redeem Note. We have the option of prepaying the outstanding Amortizing Principal Amount in whole or in part by paying an amount equal to 130% of the principal amount being redeemed by giving at least seven (7) business days prior written notice of redemption to Laurus Funds. In addition, we have the option of prepaying the outstanding Non-Amortizing Principal Amount in whole or in part by paying an amount equal to 130% of the Non-Amortizing Principal Amount to be redeemed by giving at least seven (7) business days prior written notice of redemption.

        Security of Note. The Note is secured by a blanket lien on substantially all of the assets we acquired in the Savage transaction, including the restricted cash account, pursuant to the terms of the security agreement we executed. In the event we default under the agreements with Laurus Funds, Laurus Funds may enforce its rights as a secured party and accelerate payments under the Note and we may lose all or a portion of the assets we acquired from Savage.

        Registration Rights. Pursuant to the terms of the Registration Rights Agreement with Laurus Funds, we are obligated to file a registration statement registering 12,488,333 shares of our common stock issuable upon conversion of the Note and exercise of the Warrant. We are required to file a registration statement on or before December 12, 2004 and we must have the registration statement declared effective on or before February 5, 2005. On October 29, 2004, we filed a registration statement on Form SB-2 which included the Laurus Funds shares. If the registration statement is not declared effective within the timeframe described, or if the registration is suspended other than as permitted in the registration rights agreement, we will be obligated to pay Laurus Funds a fee equal to 2.0% of the aggregate original principal amount of the Note for each 30 day period (pro rated for partial periods) that such registration conditions are not satisfied.

        Right of First Refusal. Subject to certain exceptions, we granted Laurus Funds a right of first refusal to provide us additional financing in the event that we propose additional debt financing or to sell any of our equity securities.

        Additional Restrictions. The financing documents contain certain restrictions regarding our operations while 25% of the principal amount of the Note is outstanding. Such restrictions include our agreement that, except with Laurus Funds prior written consent (such consent not to be unreasonably withheld), we will not issue any (i) debt securities with a continuously variable/floating conversion feature which are or could be (by conversion or registration) free-trading securities, or (ii) any equity securities with a continuously variable/floating conversion feature which are or could be (by conversion or registration) free-trading securities, provided that no consent shall be necessary on the issuance of equity securities having such a variable/floating conversion feature where the conversion price is subject to a specified minimum "floor" price per share.

        In addition, the financing documents, among other things, (i) prohibit us from paying dividends, issuing any preferred stock that is manditorily redeemable, or redeem any of our preferred stock or other equity interests, (ii) prohibits us from incurring additional debt other than (1) trade debt and debt incurred to finance the purchase of equipment, (2) any indebtedness incurred in connection with the purchase of assets in the ordinary course of business, (3) cancel any indebtedness owing to us in excess of $50,000 in the aggregate during any 12 month period, or (4) assume, guarantee, endorse or otherwise become liable in connection with any obligations of any other Person, except the endorsement of negotiable instruments by us for deposit or collection or similar transactions in the ordinary course of business.

Amended Geologist/Technical Advisor Consulting Agreement

        On November 1, 2004, we amended William Stoeckinger's Geologist/Technical Advisor Consulting Agreement entered into on December 19, 2002 to extend the term of his agreement to November 1, 2006 and to extend the expiration date of his option to purchase 100,000 shares of our common stock (50,000 shares at $0.50 per share and 50,000 shares at $1.00 per share) until December 19, 2006.

Amended Consulting Agreement of ECON

        On November 8, 2004, we amended ECON Investor Relations Inc.'s consulting agreement dated June 15, 2004 to extend the term of the agreement until November 8, 2005.

Item 1. Legal Proceedings.

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        On March 19, 2004, Larry Kehoe exercised 325,000 options at a price of $0.50 per share, Cody Felton exercised 325,000 options at a price of $0.50 per share and Russell Frierson exercised 50,000 options at a price of $0.50 per share. The options were exercised with a note due to us for the exercise price. We issued 50% of the stock and the other 50% of the stock was issued and held as collateral for the notes. As of September 30, 2004, $317,500 of the notes had been paid and subsequent to the quarter end $32,000 was paid. We waived all interest due along with $500 of principal. We believe that the issuance of the shares and grant of the options were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        Goran Blagojevic exercised 250,000 of his warrants at $0.75 per share on April 13, 2004. On July 14, 2004 we issued the 250,000 shares without restriction as setforth in the S-8 registration statement filed with the SEC on April 1, 2004. On August 1, 2004, Mr. Blagojevic exercised 400,000 warrants at a price of $0.75 per share. The 400,000 shares were issued on October 27, 2004 and were included in our SB-2 registration statement filed on October 29, 2004. We believe that the issuance of the warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        In September 2004, we sold and issued 5,533,333 units, each unit consisting of 1 share of common stock and 1 warrant, to 15 accredited investors for a total purchase price of $6,640,000, all of which was paid in cash. Each warrant entitles the investor the right to purchase 1 share of our common stock at $1.50 per share at any time through 5:00 P.M. on September 8, 2007. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

        On September 27, 2004, we arranged with Mr. Branagan to rescind the exercise of 250,000 of Mr. Branagan's options, which he attempted to exercise on March 18, 2004, no shares were ever issued to Mr. Branagan. The options will remain available to Mr. Branagan on the same terms as originally granted in his employment agreement dated December 19, 2002.

Subsequent Issuances

        In October, 2004, we completed the unit offering by issuing an additional 100,000 units, each unit consisting of 1 share of common stock and 1 warrant, to 1 accredited investor for a total purchase price of $120,000, all of which was paid in cash. Each warrant entitles the investor the right to purchase 1 share of our common stock at $1.50 per share at any time through 5:00 P.M. on September 8, 2007. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision.

        Energy Capital Solutions ("ECS"), with support from Pritchard Capital Partners, LLC ("PCP"), acted as placement agents for the offering, ECS was paid a 7% commission on all funds raised, of which 4% was paid to PCP for investors identified solely by PCP. In addition, ECS received 845,000 warrants to purchase our common stock at $1.35 per share. The warrants expire in 5 years from the closing date of October 27, 2004. We believe the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company's financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

        Pursuant to the Laurus Funds transaction entered into on October 28, 2004, we executed an $8.0 million convertible term note and granted Laurus Funds a warrant to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of its common stock at $3.00 per share. The Warrant is exercisable at any time or from time to time before 5:00 p.m., New York time, through the close of business October 28, 2009. The Note is convertible into shares of our common stock based on certain conditions. We believe that the sale of the Note and issuance and sale of the Warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. Laurus Funds is an "Accredited Investor" as defined in Rule 501 of Regulation D promulgated under the Securities Act. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision.

        In connection with the Laurus Funds financing, we paid Laurus Funds a management fee of $280,000, plus $65,000 for due diligence and legal fees, and $2,500 in escrow fees. Further, we paid cash finders' fees totaling $315,000, issued 50,000 shares of our common stock and issued a warrant to purchase 100,000 shares of common stock at $2.00 per share for a period of three years.

        We believe the issuance of the 50,000 shares and the issuance of the warrant to purchase 100,000 shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company's financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

Issuances to Consultants

        On October 27, 2004, we issued 8,861 shares of our common stock (valued at $21,000) to ECON Investor Relations, Inc. pursuant to its consulting agreement dated June 15, 2004. We believe that the issuance of the shares and grant of the options were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        Pursuant to William Stoeckinger's amended consulting agreement executed on November 1, 2004 we extended the expiration date of his options to purchase 50,000 shares of our common at $0.50 per share and 50,000 shares of our common stock at $1.00 per share to December 19, 2006.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

4.1	Securities Purchase Agreement for Laurus Funds (Incorporated by reference to Exhibit 10.21 to Form SB-2 dated November 1, 2004)
4.2	Registration Rights Agreement for Laurus Funds (Incorporated by reference to Exhibit 10.22 to Form SB-2 dated November 1, 2004)
10.1	Subscription and Registration Rights Agreement for Unit Offering (Incorporated by reference to Exhibit 10.23 to Form SB-2 dated November 1, 2004)
10.2	Warrant Agreement for Unit Offering (Incorporated by reference to Exhibit 10.24 to Form SB-2 dated November 1, 2004)
31.1*	Certification of Paul Branagan, CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of John C. Garrison, CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Paul Branagan, CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of John C. Garrison, CFO pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

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

Date: November 15, 2004