Form 10KSB/A
period 2003-12-31
PETROL OIL & GAS INC
filed 2004-12-17
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

* We are filing this Amendment No. 1 to Form 10-KSB to amend our Annual Report on Form 10-KSB for the period December 31, 2003, (the "Original Filing") filed on April 15, 2004, with the Securities and Exchange Commission in order to revise Item 8A. Controls and Procedures to disclose the conclusion of our Principal Executive Officer and Principal Financial Officer regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Further we have replaced the Section 302 certifications of our Chief Executive Officer and Chief Financial Officer to include new Exhibits 31-1 and 31-2.

In conformity with SEC Release 34-47986, we have removed all language from our Chief Executive Officer's and Chief Financial Officer's certifications pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby supersede and amended with respect to Item 8A, and Exhibits 31-1 and 31-2 set forth in this Amendment No. 1.

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

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures.  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

8-K Report filed on April 1, 2004, Notification of trading on the OTC:BB.

4. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
(2)**	Asset Purchase Agreement between Petrol Energy, Inc. and Euro Technology Outfitters, August 19, 2002
(3)(i)**	Articles of Incorporation
(a) Certificate of Amendment of Articles of Incorporation of Euro Technology Outfitters, filed on August 20, 2002
(b) Articles of Incorporation for Euro Technology Outfitters, filed on March 3, 2000
(3)(ii)**	Bylaws for Euro Technology Outfitters
(10.1)**	Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated dated December 20, 2002
(10.2)**	Service and Water Disposal Agreement dated November 15, 2002
(10.3)**	Employment agreement with Paul Branagan dated December 19, 2002
(10.4)**	Geologist/Technical Advisor Consulting Agreement with William Stoeckinger dated December 19, 2002
(10.5)**	Land Services Consulting Agreement with Russell Frierson dated December 27, 2002
(10.6)**	Land Services Consulting Agreement with Lawrence Kehoe dated December 27, 2002
(10.7)**	Land Services Consulting Agreement with Cody Felton dated December 27, 2002
(10.8)**	Waverly Kansas Office Lease dated January 21, 2003
(10.9)**	2002 Master Stock Option Plan
(10.10)***	Term Sheet of Compensation for Enutroff, dated 7/01/03.
(10.10)****	Consultant Agreement of CSC Group LLC
(10.11)****	Employment Agreement of David Polay
(10.12)****	Addendum to Employment Agreement of Paul Branagan
(10.13)****	Employment Agreement of Gary Bridwell
(10.14)****	Letter Agreement with William D. Burke
(10.15)****	Purchase and Sale Agreement with CBM Energy Inc.
(10.16)****	Research Agreement with Joseph E. Blankenship
(10.17)****	Research Agreement Scope of Work and Compensation
(10.18)****	Business Partnership Term Sheet with John Haas, Mark Haas, and W.B. Mitchell
(16)**	Letter of G. Brad Beckstead CPA regarding change in certifying accountant, September 5, 2002
(31-1)*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Paul Branagan
(31-2)*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for David Polay
(32-1)****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Paul Branagan
(32-2)****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for David Polay

________________________

* Filed herewith

** Filed in Form SB-2 on January 22, 2003

*** Filed in Form 10-QSB on September 30, 2003

**** Filed in Form 10-KSB on April 15, 2004

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

PETROL OIL AND GAS, INC.                                                                                 DATED: December 15, 2004

By: /s/ Paul Branagan

      Paul Branagan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Branagan	President, Secretary/Treasurer,	December 15, 2004
Paul Branagan	CEO, Chairman

/s/ Loren Moll	Director	December 16, 2004
Loren Moll

/s/ John Garrison	Chief Financial Officer
John Garrison		December 16, 2004

Petrol Oil and Gas, Inc.

Index To Financial Statements

Report of Independent Certified Public Accountants	F-1
Balance Sheets, December 31, 2003 and 2002	F-2
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