Form 10QSB/A
period 2004-03-31
PETROL OIL & GAS INC
filed 2004-12-17
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Yes No X

* We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period March 31, 2004, (the "Original Filing") filed on May 17, 2004, with the Securities and Exchange Commission in order to revise Item 3. Controls and Procedures to disclose the conclusions of our Principal Executive Officer and Principal Financial Officer regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Further we have replaced the Section 302 certifications of our Chief Executive Officer and Chief Financial Officer to include new Exhibits 31-1 and 31-2.

In conformity with SEC Release 34-47986, we have removed all language from our Chief Executive Officer's and Chief Financial Officer's certifications pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby supersede and amended with respect to Item 3, and Exhibits 31-1 and 31-2 set forth in this Amendment No. 10

ITEM 1. FINANCIAL STATEMENTS

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures.  Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

10.1**	Letter Agreement with William D. Burk
10.2**	Consultant Agreement with CSC Group LLC
10.3**	Research Agreement
10.4**	John Haas, Mark Haas and W.B. Mitchell Agreement
10.5**	CBM Energy Agreement
31.1*	Certification of Paul Branagan pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of David Polay pursuant to Section 302 of the Sarbanes-Oxley Act
32.1****	Certification of Paul Branagan pursuant to Section 906 of the Sarbanes-Oxley Act
32.2****	Certification of David Polay pursuant to Section 906 of the Sarbanes-Oxley Act
99.1***	Research Analysis Report prepared by Joe Blankenship of Source Capital Group, Inc.
99.2****	Press Release dated May 10, 2004

_____

* Filed herewith

** Filed in Form 10-KSB on April 15, 2004

*** Filed in Form 8-K on April 28, 2004

**** Filed in Form 10-QSB on May 17, 2004

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

By:/s/ John Garrison

John Garrison, Chief Financial Officer

(On behalf of the registrant and as

principal accounting officer)

Date: December 16, 2004