Form 10QSB/A
period 2004-06-30
PETROL OIL & GAS INC
filed 2004-12-17
CIK 1109348

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

Yes           No X

* We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period June 30, 2004, (the "Original Filing") filed on August 23, 2004, with the Securities and Exchange Commission in order to revise Item 3. Controls and Procedures to disclose the conclusions of our Principal Executive Officer and Principal Financial Officer regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Further we have replaced the Section 302 certifications of our Chief Executive Officer and Chief Financial Officer to include new Exhibits 31-1 and 31-2.

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

        Copies of the press releases are attached hereto as exhibits.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1*	Certification of Paul Branagan pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of John C. Garrison pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Paul Branagan pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of John C. Garrison pursuant to Section 906 of the Sarbanes-Oxley Act
99.1**	Press Release dated July 20, 2004 - Petrol Oil and Gas Announces Signing a Long-Term Sales Contract for CBM and Other Natural Gas
99.2**	Press Release dated August 2, 2004 - Appointment of Seasonal Oil and Gas CPA to CFO Post

* Filed herewith

** Filed in Form 10-QSB on August 23, 2004

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