Form 10QSB/A
period 2004-09-30
PETROL OIL & GAS INC
filed 2004-12-17
CIK 1109348

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

Yes     No X

* We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the period September 30, 2004, (the "Original Filing") filed on November 15, 2004, with the Securities and Exchange Commission replace the Section 302 certifications of our Chief Executive Officer and Chief Financial Officer to include new Exhibits 31-1 and 31-2.

In conformity with SEC Release 34-47986, we have removed all language from our Chief Executive Officer's and Chief Financial Officer's certifications pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby supersede and amended with respect to Item 3, and Exhibits 31-1 and 31-2 set forth in this Amendment No. 1.

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

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

4.1	Securities Purchase Agreement for Laurus Funds (Incorporated by reference to Exhibit 10.21 to Form SB-2 dated November 1, 2004)
4.2	Registration Rights Agreement for Laurus Funds (Incorporated by reference to Exhibit 10.22 to Form SB-2 dated November 1, 2004)
10.1	Subscription and Registration Rights Agreement for Unit Offering (Incorporated by reference to Exhibit 10.23 to Form SB-2 dated November 1, 2004)
10.2	Warrant Agreement for Unit Offering (Incorporated by reference to Exhibit 10.24 to Form SB-2 dated November 1, 2004)
31.1*	Certification of Paul Branagan, CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of John C. Garrison, CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Paul Branagan, CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of John C. Garrison, CFO pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

** Filed in Form 10-QSB on November 15, 2004

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