Form 10KSB
period 2004-12-31
PETROL OIL & GAS INC
filed 2005-04-18
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30009

PETROL OIL AND GAS, INC.

(Name of small business issuer in its charter)

Nevada	90-0066187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3161 E. Warm Springs Rd., Ste. 300
Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number including area code: (702) 454-7318

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X       No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2004. $____

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2005 was $47,274,428.30 based on a share value of $2.35.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005 was 24,966,778 shares.

Transitional Small Business Disclosure Format (check one): Yes             No     X

PETROL OIL AND GAS, INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2004

Index to Report

on Form 10-KSB

PART I	Page(s)
Item 1.	Description of Business	1-17
Item 2.	Description of Property	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	18-27
Item 6.	Management's Discussion and Analysis of Financial Condition	27-34
Item 7.	Financial Statements	34
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	34
Item 8A.	Controls and Procedures	35
Item 8B.	Other Information	35

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	35-39
Item 10.	Executive Compensation	39-41
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41-42
Item 12.	Certain Relationships and Related Transactions	43-44
Item 13.	Exhibits	44-45
Item 14.	Principle Accountant Fees and Services	45-46

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

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document.

        In this form 10-KSB references to "PETROL", "the Company", "we," "us," and "our" refer to PETROL OIL AND GAS, INC.

        Throughout this document we may use certain terms or phrases that are specific to the oil and gas industry. We have included a glossary containing these terms and phrases. We encourage you to refer to the glossary to gain a better understanding of industry terms used throughout this filing.

GLOSSARY

Term	Definition

Adsorb	A process by which molecules are taken up on the surface of a solid by physical or chemical action. Large amounts of gases may be adsorbed on the surface of a porous material such as coal.

Barrel	In the energy industry, a barrel is a unit of volume measurement used for petroleum and is equivalent to 42 U.S. gallons measured at 60 ° Fahrenheit.

Basin	A depressed area where sediments have accumulated during geologic time and considered to be prospective for oil and gas deposits.

Blowout	An uncontrolled flow of oil, gas, water or mud from a wellbore caused when drilling activity penetrates a rock layer with natural pressures greater than the drilling mud in the borehole.

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

        On August 20, 2002, we amended our Articles of Incorporation to change our name from Euro Technology Outfitters to Petrol Oil and Gas, Inc.

        On August 21, 2002, our then sole officer and director tendered 5,826,240 shares of our stock for cancellation.

        The above mentioned events provide the platform for the current formation and operation of the Company.

(b) Business of Issuer

        Petrol is an oil and gas exploration, development and production company. Our primary business objective is to create value in the company through the acquisition, development and production of economic quantities of natural gas from buried coal seams, denoted as coal-bed methane (CBM) and other gas bearing formations, as well as the production of oil. The first step in value creation was achieved through the acquisition of the mineral leases from Petrol Energy and others. Petrol has continued its mineral leasing efforts and as of December 31, 2004 we have acquired mineral lease agreements totaling approximately 169,000 gross acres. Last quarter of 2004 was the first quarter of any significant income for Petrol with total revenues from oil and gas production of approximately $863,740.

        Petrol has Net Proved Gas reserves amounting to 12.69 Billion cubic feet representing a 10% Discounted Future Net Cash Flow of about $31.02 Million. In addition, Petrol has Probable Gas reserves totaling 5.14 Billion cubic feet representing an additional 10% Discounted Future Net Cash Flow of about $8.61 Million. Petrol's daily gas production at year end from its Petrol-Neodesha project averaged about 2.90 Million cubic feet per day.

        Petrol has drilled and tested a total of 23 CBM wells on selected leases in its Kansas and Missouri projects. Data from these wells will help us design a future drilling and gas gathering program for these project areas.

        Continued development of Petrol's leased acreage that contains Proven reserves will be financed primarily though revenues derived from current and ongoing oil and gas sales and from debt related funding. Should we be successful in acquiring debt related funding it should substantially accelerate the development process.

        In Petrol's leased areas that contain Probable and Possible gas reserves, Petrol will determine whether it can produce sufficient amounts of oil and/or natural gas to be commercially viable. If an area is shown to be commercially productive, we intend to explore several methods of funding that fields development and gas gathering operations. The most conservative method would be to limit development to the extent it could be funded through revenues obtained from sales of our ongoing oil and gas production. An accelerated development program could be established by making use of Working Interest (WI) or Joint Venture (JV) partners that would contribute to the costs of drilling and completion and then share in revenues derived from future production. A further acceleration plan could be established which would incur debt to fund drilling and gathering activities at a pace that would allow greater leverage of our current lease position. These economic alternatives may allow us to utilize our own financial assets for the creation of value through the growth of our leased acreage holdings, the acquisition of strategic oil and gas producing companies and generally expand our existing operations.

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

        CBM shows great promise as a future source of natural gas, with the US Geological Survey estimating some 700 TCF contained in 6 major CBM basins in the continental US. This constitutes an enormous reserve, almost the entire US demand for the next 25 years. The Western Interior Basin covering portions of Oklahoma, Kansas, and Missouri is one of those 6 major basins. The Gas Research Institute estimates CBM gas reserves in the Forrest City and Cherokee basin, the two sub-basins of the Western Interior Basin contain approximately 7 TCF. Petrol's leases all lie within one or both of these sub-basins

        Given the current volatility of the natural gas market, hedging has become a part of Petrol's operating strategy. We believe the current supply and demand fundamentals will lead to a strengthening in prices. Consequently, Petrol intends to continually evaluate its hedge position, if any, and enter into contracts accordingly.

CBM Production

        CBM production is similar to conventional natural gas production in terms of the physical production facilities and the product produced. However, surface mechanics and some production characteristics of CBM wells are quite different from traditional natural gas production wells. Methane gas is created as part of the coalification process. Coals vary in their methane gas content which is defined by the industry as cubic feet of gas per ton of coal. Conventional natural gas wells assume a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. However, CBM is trapped in the molecular structure of the coal itself until it is released by pressure changes, resulting from water removal from the coal-bed.

        Water completely permeates coal-beds and the natural fracture system or cleats as they are normally referred. In good producing areas the cleats are pervasive throughout the coal-beds. CBM gas, principally methane, is adsorbed onto the grain surfaces of the coal. To produce CBM, the water must be drawn off first, lowering the pressure so that the methane gas will desorb from the coal thus allowing gas to flow from the coal into the de-watered cleats that act as high permeable conduits to the well bore, where gas can be produced at the well head. These cleats are assumed to have been formed during the coalification and uplifting processes. If cleat permeability is adequately developed it may allow commercial quantities of methane gas to be produced from the well. The qualities of productive CBM wells include coal quality, the content of natural gas per ton of coal, thickness of the coal-beds, reservoir pressure, existence of natural fractures, and overall permeability of the coal-bed.

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

Corporate Business Objectives

        Petrol's primary business objective is to create value in the company through the production of economic quantities of natural gas from CBM and other producible intervals. In the 6 major US CBM basins the coal-beds vary greatly in thickness, quality and gas content. They also range in depths from very near surface, less than 500 ft, to very deep, greater than 25,000 ft. The difficulty, risks and costs associated with extracting CBM from deep formations increases quite rapidly and nonlinearly with depth. Average depth for a well in the areas where Petrol holds leases range between 600 ft and 1,700 ft.

        Petrol intends to achieve its objective of continuously creating value by:

  Establishing suitable scaled and financed development programs to realize commercial production from proven reserves on our existing leased acreage.

  Determining the appropriate financing and development methods to realize production from probable reserves in relative close proximity to on our existing proven leased acreage.

  Assessing farm out arrangements for non core leases or geographies.

  Adding mineral leases in core areas to achieve economies of scale, while continually selling marginal and non strategic leased properties.

  Acquiring and developing potentially high profit margin leased properties, including producing oil and gas fields.

  Enhancing the value of our production through the use of marketing arrangements and forward sales of known production.

Developmental Program

        Petrol acquired leases in the Forrest City and Cherokee Basins because the leased area had the following attributes:

  relatively shallow CBM (<2,500 ft),

  good coal rank, gas content and distribution within the basin,

  low cost mineral leases,

  access to interstate pipeline systems, and

  nearby oil and gas services.

        The Western Interior Basin located in the mid-continent, where the Petrol leases are located, shows great promise because the basin embodies an extensive aerial distribution of near shallow buried coal-beds, appears to contain large quantities of high quality natural gas and has several readily available interstate pipelines for sales and distribution. It appeared that an area well suited for Petrol's Coal Creek Project was in and around Coffey County, Kansas, where gas bearing coals are contained within the Forrest City and Cherokee basins, sub-basins of the larger Western Interior basin.

        Since portions of the acquired mineral leases have existing oil or gas wells, some of them are being considered for re-completion in sandstones and/or coal-beds that appear economically productive. These will add to our knowledge base and may provide financial support for anticipated expansion. This developmental strategy is exemplified in our Petrol-Neodesha project which produces approximately 2.9 Million cubic feet per day.

Operational Area

        As an oil and gas exploration and development company, Petrol's primary objective is the development of CBM gas production projects. We identified CBM early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. Petrol expects to focus investment efforts along with WI's in natural gas well development projects located within known or highly-likely gas-bearing CBM formations in southeastern Kansas and western Missouri.

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

        Data derived from logs, cores and gas production tests on Petrol's exploratory wells in Coffey County overlying the northern extent of the Cherokee basin and the southern portion of the Forrest City basin have shown good gas content and the ability to produce gas during the de-watering process. The rate and scope of production and delivery for this area is currently being analyzed.

        The acquired leases in the Neosho and Wilson counties account for approximately 10,000 of the total 169,000 leased acreage. These properties are in active production with 72 CBM producing wells that produce approximately 2.9 million cubic feet of gas per day. Studies to drill additional wells, improve existing wells and enhance the gas gathering system are currently being evaluated. These studies should serve to enhance the value of these properties and provide knowledge for development of remaining leases in other nearby counties where the company has leases. These properties have provided the company with a revenue stream and certain value in proven reserves.

        The company is concentrating its efforts to realizing value from existing leases, but will continue to enhance and perfect its lease portfolio.

Leasing Activities

        As of December 31, 2004, we have about 900 signed lease agreements totaling approximately 169,000 acres. These leases are contained within Coffey County, Kansas and the adjacent counties of Anderson, Osage, Lyon, Franklin, Woodson, Wilson and Neosho as well as Cass and Bates counties in western Missouri. In the event that we are successful in the development phase of our plan and find commercially producible gas or oil, we intend to lease additional available mineral rights to the extent that we believe such land will further our exploration and development activities and provide increased value to Petrol.

        All of the mineral leases that Petrol has executed grant it the exclusive right to explore for and develop oil, gas and other hydrocarbons and minerals that may be produced from wells drilled on the leased property without any depth restrictions. Each lease also grants us rights of way to easements for laying pipelines and servicing or drilling other wells in the vicinity of the leased property.

        Our lease agreements vary both in term and price per acre. Some of our leases are for 2 year periods at $2/acre with extensions for 3 additional years, others are for 3 year periods at $3/acre with extensions for 3 additional years, others are for 5 years at $1/acre with extensions for 3 additional years, while others are for 5 years at $10/acre with extensions for 3 additional years.

        Our leases are on a paid up basis. Petrol has agreed to pay each lessor a royalty equal to 12.5% of any oil, gas or other minerals that may be produced from wells drilled on their leased property. In the event of a shut-in well capable of producing oil or gas, we have agreed to pay the lessor a royalty per net mineral acre. All the lease agreements allow Petrol to hold the lease with production.

        Under its leases, Petrol has the right to pool the leased property with other land owned or leased by it in the immediate vicinity for the production of oil or gas. With respect to shallow gas and associated hydrocarbons produced in conjunction therewith, we have the right to pool or unitize the leased properties into a development pool of a maximum of 3,000 acres if we have drilled at least 2 wells within the pooled unit no later than 1 year after the expiration of the primary term of the lease.

        We complete due diligence process on our leased property, including obtaining a title or title insurance to confirm our rights to any oil, gas or other minerals produced pursuant to our leases. Our final interest in any oil, gas or other mineral that we produce may vary depending upon negotiations with the mineral owners, financers, if any, as well organizations that we may contract to perform drilling, completion and operating activities on our wells.

        Petrol has rights to a 100% working interest in approximately 169,000 gross acres located in southeast Kansas and Western Missouri. A "working interest" is the operating interest that gives us, as the operator, the right to drill, produce and conduct operating activities on the property and a share of production. Petrol has a Net Revenue interest (NRI) between 79.5% and 84.375% on all 169,000 gross acres. In addition, Petrol has oil producing properties covering approximately 5,620 acres. On 2,560 acres of those 5,620 acres Petrol currently receives a NRI of 80%. Petrol also is a 20% member in Petrol Oil II LLC which receives a NRI of 80% from production covering about 680 acres. Similarly, Petrol is a 20% member in Petrol-Paola LLC which receives a NRI of 80% from production on 460 acres.

        Until the acquisition of the Petrol-Neodesha gas producing property in Neosho and Wilson counties, most of our capital expenditures were associated with the acquisition of oil and gas mineral leases, raising capital and administrative costs. Our strategy now shifts to that of realizing value from those expenditures through the drilling and production of our properties, starting in our proven reserve areas. We intend to continue to expand our lease base, as appropriate. The rate of development will be carefully designed to blend external financing with income form existing production and other sources.

Gas Purchase and Sale Agreement

        On July 7, 2004, Petrol entered into a Gas Purchase and Sale Agreement with Big Creek Field Services, LLC, a Kansas limited liability company, wherein we agreed to sell and Big Creek agreed to purchase our available supply of gas. The term of the agreement is for 10 years and shall continue year-to-year thereafter, unless terminated by either party.

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

Environmental Matters.

        Our operations and properties subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

  require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

  limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

  impose substantial liabilities for pollution resulting from our operations.

        The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general.

        The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

        ESA. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

Competition

        We compete with numerous other oil and gas exploration companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected.

Personnel

        We currently have four full time employees and two part time employees as well as eight contract personnel that support and operate our field operations. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into employment agreements with Paul Branagan, Gary Bridwell and John C. Garrison. We expect a significant change in the number of full time employees over the next 12 months. However, at this time we are unable to quantify exactly how many. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

        Our proposed personnel structure could be divided into three broad categories: management and professional, administrative, and project field personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

AVAILABLE INFORMATION

        We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

ITEM 2. DESCRIPTION OF PROPERTY

General Background

        In fiscal 2004 we continued to build a solid asset base of mineral leases and in the fourth quarter completed a significant asset purchase, which has substantial jump started our operations. We anticipate commencing additional field development through fiscal 2005.  Although our focus will be on development of our existing properties, we also intend to continue seeking acquisition opportunities which compliment our current portfolio. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while pursuing substantial debt financing to fully develop our lease holdings.

We had as of December 31, 2004 estimated net reserves and future net income of:

	Proved
	Developed			Total
	Producing	Non-Producing	Undeveloped	Proved
Net Remaining Reserves
Oil (stock-tank barrels)	63,246	47,739	0	110,985
Gas (mcf)	3,923,570	1,874,349	6,894,975	12,665,895

Income Date
Future Net Income	$15,234,926	$8,330,533	$22,910,487	$46,475,946
Discounted FNI @10%	$11,755,536	$6,126,565	$14,598,539	$32,480,640

Proved Reserves

	Remaining		Remain. Net Reserves		Petrol Oil and Gas, Inc.
	Gross Reserve		Petrol Oil and Gas, Inc.		Future Net	Discounted
	Oil (STB)	Gas (MCF)	Oil (STB)	Gas (MCF)	Cash Flow	FNCF
Proved, Developed Producing	179,342	5,054,802	63,251	3,923,563	$15,234,926	$11,755,536

Proved, Dev. Non-producing	90,163	2,220,000	47,739	1,875,900	$8,330,533	$6,126,565

Proved Undeveloped	0	8,605,000	0	6,894,975	22,910,487	14,598,539

Total	269,505	15,879,802	110,990	12,694,438	$46,475,946	$32,480,640

Current State of Operations

Petrol-Neodesha Project

        On November 1, 2004, Petrol purchased mineral leases covering lands in Neosho and Wilson Counties, Kansas, that included 72 producing gas wells and a gas gathering system. The total purchase price was $10,000,000. Funding was accomplished using funds received from a unit offering and a convertible note from Laurus Master Fund. The producing property was named Petrol-Neodesha.

        Petrol-Neodesha covers about 10,000 gross mineral acres and includes 72 producing gas wells, 8 water disposal wells, about 56 miles of gas gathering and water lines as well as gas compressor sites and a fully equipped operations and maintenance shop. Daily gas production from Petrol-Neodesha at the end of December 2004 averaged about 2.90 Million cubic feet per day.

Coal Creek Project

        As of December 31, 2004, Petrol had drilled and tested eighteen (18) wells in a pilot/exploration program located within its leased acreage in Coffey County, Kansas. Following drilling, logging and setting steel casing, these wells were perforated in some of the coal intervals that appeared to contain gas. The perforated coal intervals in some wells were acidizied and subsequently fractured using conventional hydraulic techniques in order to stimulate production. Wellheads and downhole pumping systems were used in the process of de-watering the coals and their fractures or cleats. Daily water production ranged between 50-350 barrels per day while produced gases were either flare tested or shut in at the wellhead. Petrol owns and operates two salt water disposal wells on its Coal Creek properties.

        Based on a December 31, 2004 reserve report, Petrol has Proved Undeveloped gas reserves on its Coal Creek Project totaling 1.08 Billion cubic feet and Probable Net reserves of about 1.01 Billion cubic feet. Various alternatives for further development of the field and the gas gathering infrastructure in this project are currently being evaluated

Missouri Project

        During 2004 Petrol continued to acquire and evaluate mineral leases in Missouri. Petrol drilled and tested five (5) exploratory wells in Cass County, Missouri and has been acquiring leases covering about 20,000 acres in Cass and Bates counties, Missouri.

Pomona Project

        In 2004 Petrol acquired mineral leases amounted to about 36,000 acres from CBM Energy Inc. The acquisition included 17 wells, several miles of gas gathering and water disposal pipelines, and a salt water disposal well. The Pomona project is located in Douglas, Franklin and Osage counties, Kansas.

Petrol Oil Project

        Petrol also owns and operates mineral leases covering about 5,620 acres that are oil producing. Two of these oil field projects, Petrol-Rantoul and Petrol Paolo, located within our leased area are operated and maintained by Petrol and include 209 oil wells and 62 water flood injection wells. Daily oil production from those leases as of the end of December 2004 averaged about 73.4 barrels of oil per day. Petrol is the managing member of the Limited Liability Companies that provided funding for the purchase and renovation of these oil fields. The LLC's receive the net revenue from these producing oil wells and Petrol receives twenty percent (20%) of that net revenue.

Executive and Field Offices

        We currently maintain an executive office at 3161 E. Warms Springs Road, Suite 300, Las Vegas, Nevada 89120. The space consists of approximately 1,864 square feet, which houses administrative and corporate offices. The monthly rental for the space is not to exceed $3,450 per month commencing April 15, 2004 and ending June 30, 2007 with the first three months free.

We also lease approximately 2,500 square feet of space in Waverly, Kansas, where our field and leasing offices are located. This facility is leased on a month-to-month basis with our monthly lease obligation being $300.

ITEM 3. LEGAL PROCEEDINGS

        Petrol is and may become involved in various routine legal proceedings incidental to its business. However, to Petrol's knowledge as of the date of this report, there are no material pending legal proceedings to which Petrol is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of stockholders on October 27, 2004. Business conducted at the meeting included the following proposals:

  To elect new directors to serve until the next annual meeting or until their successors are elected and qualified; Paul Branagan and Loren Moll were re-elected to serve as the Company's directors;

  To confirm the reaffirmation of Weaver & Martin LLC as our independent auditors; and

  To schedule the next annual meeting of stockholders.

        Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on September 15, 2004, were entitled to vote. The number of outstanding shares at the time was 23,570,799 held by approximately 137 stockholders. The required quorum of stockholders was present at this meeting.

        Votes on the election of a new director were as follows:

Director	For	Against	Abstentions and Broker Non-Votes
Paul Branagan	13,367,830	0	10,202,969
Loren Moll	13,367,830	0	10,202,969

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

        Since March 4, 2004, we have been eligible to participate in the over the counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the trading symbol "POIG". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004
	High	Low
1st Quarter	0	0
2nd Quarter	3.75	1.75
3rd Quarter	2.30	1.35
4th Quarter	2.50	1.40

(b) Holders of Common Stock

        As of March 31, 2005, we had approximately 128 stockholders of record of the 24,966,778 shares outstanding. As of March 31, 2005, the closing price of our shares of common stock was $2.35 per share.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

        We currently maintain a stock option plan to which incentive stock options to purchase shares of common stock may be granted to employees, directors and consultants. This 2002/2003 stock option plan was adopted by our board of directors on December 16, 2002 and has not been approved by our stockholders. The following table sets forth information as of December 31, 2004 regarding outstanding options granted under the plan, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	3,250,000 (1)	$ 0.96	650,000 (2)

Total	3,250,000	$ 0.96	650,000

  Includes 900,000 warrants granted to a consultant.

  Options available for issuance under our 2002/2003 stock option plan, which we have issued 2,350,000 options as of December 31, 2004.

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

Recent Sales of Unregistered Securities

        On October 7, 2004, we completed a unit offering of 5,633,333 units, each unit consisting of 1 share of common stock and 1 warrant, resulting in cash of $6,760,000. Each warrant entitles the investor the right to purchase 1 share of our common stock at $1.50 per share at any time through September 8, 2007. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. As part of the unit offering, we were required to use commercially reasonable efforts to file a registration statement with the SEC covering the units and have the registration declared effective within 120 days of the last Closing under the unit offering. As of the date of this report, the registration statement has not been declared effective. The subscription agreement for the unit offering contains a liquidated damage clause calling for us to pay damages ranging from 1%-2% for each thirty day period the registration statement is not effective as follows; (i) 1% of the purchase price of the Units for the first 30 day period, (ii) 1.5% of the purchase price of the Units for the second 30 day period, and (iii) 2% of the purchase price of the Units for each 30 day period thereafter (i) and (ii). We believe we have use commercially reasonable best efforts in an attempt to have the registration statement declared effective and therefore will not be subject to payment of the liquidated damages. However, in the event we are required to pay the liquidated damages, the impact on our operations could be material.

        On December 2, 2004, we issued 35,000 shares of our restricted common stock to Fidelity Insurance Company, Ltd. in accordance with Consulting Solutions' request pursuant to its consulting agreement dated January 14, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On December 2, 2004, we issued 90,000 shares of our restricted common stock to Hard Funding Inc. pursuant to its consulting agreement dated January 14, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On December 16, 2005, we issued a total of 90,000 shares of our restricted common stock to CEOcast, Inc. 40,000 shares were issued pursuant to its consulting agreement dated August 7, 2004 and 50,000 shares were issued as a finder's fee for the Laurus transaction. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent Issuances

        On January 11, 2005, we issued 10,000 shares of our restricted common stock in lieu of cash compensation to Anthony LoCascio for land and other services rendered to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On January 11, 2005, we issued 60,000 shares of our restricted common stock in lieu of cash compensation to Russell A. Frierson for land and administrative support rendered to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On January 11, 2005, we issued 50,000 shares of our restricted common stock in lieu of a cash bonus to David Polay for past CFO services rendered to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On January 11, 2005, we issued 100,000 shares of our restricted common stock to Gary Bridwell for completing one year of employment with the Company pursuant to his employment agreement dated November 1, 2003. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On March 23, 2005, Laurus Master Fund, Ltd. converted $190,677.37 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 we issued 127,118 shares of our restricted common stock to Laurus on March 31, 2005.

        On April 13, 2005, Laurus Master Fund, Ltd. converted $52,819.75 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 we will issue 35,213 shares of our restricted common stock to Laurus. As of the date of this filing the shares have not been issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

        The following review of operations for the year ended December 31, 2004 should be read in conjunction with our Financial Statements and Notes included in this Form 10-KSB.

OVERVIEW AND OUTLOOK

        We are an oil and gas exploration, development and production company. Our properties are located in the Cherokee Basin along the Kansas and Missouri border. Our corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is Coal Bed Methane reservoirs in the central U.S., which produce both Coal Bed Methane and conventional gas.

        Our recent activities have consolidated a strong lease position in CBM that contains quality proven gas reserves, some of which are adjacent to interstate pipeline systems which would provide ready sales market for our produced gas. Our focus now turns to developing and producing those leases so as to realize the value held in them. With 169,000 gross leased acres the task of developing the properties with wells on 160 acre spacing will involve in excess of 1,000 wells.

        The last quarter of 2004 was our first quarter to generate any significant income with total revenues from oil and gas production amounting to approximately $836,740. The revenues generated were primarily derived from the $10 million in the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC (the "Petrol-Neodesha Project"). The acquisition includes leasehold rights to approximately 10,000 acres and 72 producing gas wells in the Thayer Gas Field, in Southeast Kansas, 8 water disposal wells, about 56 miles of gas gathering and water lines as well as gas compressor sites and a fully equipped operations and maintenance shop. Daily gas production from Petrol-Neodesha Project at the end of December 2004 averaged 2.90 Million cubic feet per day. This purchase provides an ongoing source of revenue and cash for the company, and moves us to the next stage of value creation. A copy of the audited statement of combined revenues and direct operating expenses and pro forma condensed financial statements for the purchase of the assets from Savage Resources, LLC and Savage Pipeline, LLC are attached to the Form 8-K/A filed on April 14, 2005.

        During the latter half of 2004 we acquired several oil producing properties with financing primarily from outside investors that formed LLC's. These properties included mineral leases, oil producing and water injection flood wells. We operate these leases on behalf of the LLC's. In total we operate about 318 oil wells and 120 water flood wells on about 5,620 gross acres. Daily oil production as of the end of December 2004 averaged 73.4 barrels of oil per day.

        We intend to continue seeking acquisition opportunities which compliment our current production. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while seeking larger debt funding operations sufficient to develop a greater portion of our mineral leases.

        Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Results of Operations

        The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2004 and 2003.

	2004		2003		Increase
	Amount	%	Amount	%	(Decrease)
Revenue	$ 863,740		$ -		$ 863,740
Expenses:
General and administrative	848,028		343,941		504,087
Professional and consulting fees	1,906,036		1,374,754		531,282
Depreciation, depletion and amortization	213,475		-		213,475
Total	2,967,539		1,718,695		1,248,844

Net loss from operations	(2,975,955)		(1,718,695)		(1,257,260)
Other income (expense):
Interest and other income	39,416		1,067		38,349
Interest expense	(1,435,369)		(16,156)		(1,419,213)
Net loss	$(4,371,908)		$(1,733,784)		$(2,638,125)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Revenue: Total revenue for the years ended December 31, 2004 and 2003 was $866,924 and $0. Historically, we have been in a development stage, acquiring various mineral leases and implementing all necessary capital improvements in order to become effect in our production efforts. During the first three quarters of 2004 we had acquired and developed specific properties in order to begin production during the fourth quarter of 2004. Upon commencement of production, we have earned $142,298 through oil drilling efforts and $724,625 in gas production efforts.

        Expenses

        General and administrative expenses for the years ended December 31, 2004 and 2003 were $848,028 and $343,941, respectively, for an increase of $504,087. The increase is attributable to the following primary factors; additional overhead incurred in connection with the commencement of field operations.

        Professional and consulting fees were $1,906,036 and $1,374,754 during the years ended December 31, 2004 and 2003, for an increase of $531,282. During the first and second quarters of 2004, we entered into several professional consulting agreements in order to successfully execute the private placement in the third quarter as well as obtain the required financing to complete the Savage Oil, LLC acquisition.

        Depreciation, depletion and amortization expense for the years ended December 31, 2004 and 2003 were $213,475 and $0. Historically, as a development stage company, we had not placed in service depreciable assets nor had we begun production eliminating the need for a depletion expense. As of December 31, 2004, we have completed all current acquisitions obligations and have commenced production.

        Other Income (Expense):

        Interest and other income for the years ended December 31, 2004 and 2003 was $39,416 and $1,067, respectively, for an increase of $38,349 which was derived from our investment in the amount of $200,000 with CPA Investments.

        Interest Expense for the years ended December 31, 2004 and 2003 was $(1,435,369) and $(16,156), respectively, for an increase of $(1,419,213). During the year ended December 31, 2004, we acquired financing in the form of a convertible note in the amount of $8,000,000. Due to the nature of the debt instrument, we have calculated and expensed beneficial conversion of the note, which attributes $1,013,000 to the amount expensed. The additional increase is over the prior year is allocated to the accrual of normal principal balance of the loan.

        Net Loss: Our net loss for the years ended December 31, 2004 and 2003 was $4,371,907 and $1,733,784, respectively, for an increase loss in the amount of $2,638,125. Of these losses, approximately $1,800,000 was attributable to asset acquisitions and financing arrangements and the balance to increased overhead in connection with field operations and production costs.

        Other than our lease holdings we did not have any significant results from our operations and or production prior to the fourth quarter of 2004. Therefore the following is a discussion of our operating data for the fourth quarter of 2004.

        Oil and natural gas sales.  Oil and natural gas sales generated approximately $866,924 in revenues in 2004. Oil sales accounted for $142,298 of the total amount while the natural gas generated $724,625 or 84% of total revenue.

        Lease operating expenses.  Our aggregate lease operating expenses increased from $1,289,573 in 2003 to $1,831,023 in 2004.

        Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during 2004.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

        Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense was $213,475 in 2004.

Operation Plan

        During the next twelve months we plan to continue to focus our efforts on the sustained development and production of CBM on our existing properties, pursuing strategic acquisitions of producing properties and creating value by furthering our business plan.

        We intend to fund portions of our field operations and development program through capital raised in our unit offering and from revenues obtained from sales of our CBM gas and oil production from outside lenders and from proceeds of exercised warrants and options. In addition we may take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to realize the value in our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

Our future financial results will depend primarily on: (i) the ability to continue to produce gas and oil from existing wells; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. In order to be successful in all or any of these respects, the prices of oil and gas prevailing at the time of production must be at a level allowing for profitable production, and we must be able to obtain additional funding to increase our capital resources.

        Until late in 2004, we financed cash flow requirements through debt financing and issuance of common stock for cash and services. With the acquisition of the Petrol-Neodesha and certain oil properties we are currently providing ongoing revenue and cash from these leased assets of the company. As we expand operational activities, we will weigh the pace of further drilling and development against the availability of internal and external funding.

Liquidity and Capital Resources

        Financing. On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation. Under the terms of the Laurus Funds agreements we issued a Secured Convertible Term Note (the "Note") in the aggregate principal amount of $8.0 million and a five-year warrant (the "Warrant") to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. The Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

        Our net proceeds from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $7,652,500. We utilized $7.0 million of the proceeds for the Savage acquisition described below. In addition, we paid finders' fees of: (i) $345,000 in cash; (ii) 50,000 shares of restricted common stock; and (iii) issued a warrant to purchase 100,000 shares of our common stock at $2.00 per share for a period of three years.

        On January 28, 2005, we amended the Laurus Funds Secured Convertible Term Note and the Registration Rights Agreement. Laurus agreed to move six months of principal payments (January through May of 2005) to be paid on the Maturity Date (October 28, 2007). Additionally, Laurus agreed to extend certain filing and effectiveness dates under the registration rights agreement. In consideration for the amendment we issued additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of our common stock at $2.50 per share for the first 666,667 shares and $3.00 per share for the next 333,333 shares. Further, we are required to file a registration statement covering the new warrant on or before August 1, 2005.

        Cash Flows. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

In our unit offering completed on October 7, 2004, we sold 5,633,333 units for a total purchase price of $6,760,000, all of which was paid in cash. Each unit consisted of 1 share of restricted common stock and 1 warrant.

        The following summarizes private placement offerings completed during 2004 and 2003:

Date	Description	Shares or Principal	Price per Share	Net Cash Proceeds	Warrants	Exercise Price

12/2003	IPO - Common Stock	2,350,473	$1.00	$2,350,473	n/a	n/a
10/07/04	Unit Offering - Common Stock	5,633,333	$1.20	$6,760,000	5,633,333	$1.50

Satisfaction of our cash obligations for the next 12 months.

        A critical component of our operating plan impacting our continued existence is to efficiently manage the production from the Savage acquisition, our ability to obtain additional capital through additional equity and/or debt financing, and JV or WI partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

        We believe that with the proceeds of our unit offering, combined with the funds remaining in the Laurus restricted account, we are able to proceed with the next phase of our operations which is large field scale development. However, we anticipate the need for a significant amount of funds in order to fully develop our leased acreage.

        Over the next twelve months we believe that existing capital combined with cash flow from operations will be sufficient to sustain operations and planned expansion.

        We may incur operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development and production, particularly companies in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Under our current operating plan, we are required to make certain lease payments to maintain our rights to develop and drill for oil and gas. These lease payments are material obligations to us.

        As of December 31, 2004, we had assets of $17,832,354, and $7,803,727 in liabilities (total current liabilities of $2,588,433). Resulting in a stockholder's equity of $10,028,627.

Summary of product and research and development that we will perform for the term of our plan.

Field Development

        Our original plan of operation for field development started with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the gas, oil and other hydrocarbons that we find, and delivering them to market. We believe that we have leased enough land to move forward with our field development and with the proceeds of our unit offering, combined with approximately $850,000 being held in a restricted account by Laurus, we are proceeding with the next phase of our operations which is large field scale development.

        Our Petrol-Neodesha project has spacing for at least another 50 wells to fully develop this existing leased acreage. As part of our agreement with Laurus Master Funds during the purchase of this property approximately $850,000 was set aside to continue developing and improving Petrol-Neodesha. With those available funds, Petrol expects to begin drilling new infill wells, during the second quarter of 2005. In addition we are in the process of enhancing our gas gathering system with the addition of a set of new booster pumps and larger diameter trunk lines. Finally, we have instituted a well remediation program for some older producing wells that is anticipated to also enhance production.

        During our two year exploration and development phase of our plan of operation for the Coal Creek and Missouri projects, we drilled and tested a total of 23 CBM wells. These drilling and testing efforts have provided our geologists and engineers with data that support the quantitative determination concerning the gas content and commercially produceable amounts of CBM or other types of natural gas. Eighteen of these exploratory/test wells are contained within our Coal Creek project in Coffey county, Kansas. Most are in proximity to an existing interstate gas pipeline and one is already included in a recent gas sales contract. The total drilling depth for our Kansas project wells is approximately 1,700 ft.

        Our Reserve Report dated December 31, 2005 indicates Petrol has Proven Undeveloped gas reserves on its leases in the Coal Creek Project totaling 1.08 Billion cubic feet and Probable Net reserves of approximately 1.01 Billion cubic feet. Various alternatives for further development of the field and the gas gathering infrastructure in this project are currently being evaluated

        The remaining five exploratory/test wells were drilled on our Missouri Project in Cass County Missouri. Again most were located in close proximity to an interstate gas pipeline system. Since the Cherokee basin dips to the west the CBM formations in Missouri are considerably shallower than in Kansas, with total depths being about 700 ft.

        In the field development stages of our plan, each new well will be drilled and tested individually. The well, upon a favorable evaluation of its producing capabilities, will be fully completed and connected to our local gas gathering and water disposal pipelines.

        When we have identified a proposed drilling site, we as a licensed operator in the State of Kansas and Missouri, will be engaged in all aspects of well site operations. As the operator we will be responsible for permitting the well, which will include obtaining permission from the Kansas Oil and Gas commission or Missouri relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. Additionally, we will formulate and deliver to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. We will be responsible for completing each successful well and connecting it to the most appropriate portion of our gas gathering system.

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

        All aspects of this described development process are in fact similar if not identical to those we employ in our Petrol-Neodesha project that currently produces about 2.9 Million cubic feet of gas per day from 72 wells. In total Petrol operates in excess of 500 wells, with 375 wells being oil or gas producing and the remaining 125 wells being injection/flood wells or salt water disposal wells.

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

        Kansas Geologic Society (KGS) joined us in our scientific effort designed to assess the gas reserves from our CBM exploratory/test wells in eastern Kansas. KGS took samples from coal beds found in our Coffey County wells. Their laboratory test results yielded similar gas content values to those obtained by our geologist, Mr. William Stoeckinger, that were derived from sampling of our other exploratory/test wells. We view these independent gas content values quite favorably since they indicate quantitative similarities to the CBM producing coal beds found in other counties to the south. Woodson county being adjacent to Coffey county.

        Based on our first series of exploratory/test wells we anticipate that each well in our targeted area will cost approximately $30,000 to locate, drill and test, an additional $105,000 to complete, plus an additional $1,000 per month per well to pay for electricity, pulling and repairs, pumping and other miscellaneous charges. In support of these operations we have working agreements with local third parties to monitor and maintain our wells and perform drilling and work-over activities.

        Along with the drilling and completion of our CBM production wells Petrol will formulate, design and install a gas gathering and compression system to transport the gas from wellhead to the high pressure interstate pipeline tap and sales market. Our experience in Petrol-Neodesha will be brought to bear on these new areas in Coal Creek or Missouri. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, Enbridge and Kinder Morgan. We have initiated contact with two of these companies to ascertain the specific locations of their pipelines, their requirements to transport gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines.

        Presently, we are determining the costs of transporting our gas products to these existing interstate pipelines. The cost of installing a distribution infrastructure or local gathering system will vary depending upon the distance the gas must travel from wellhead to the compressor station and high pressure pipeline tap, and whether the gas must be treated to meet the purchasing company's quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, we anticipate that the total cost of installing a distribution infrastructure for a group of about 50-75 producing wells will be approximately $6,500 each plus a one-time expense of $5,000 per well to tap into the high pressure interstate pipeline and support a compressor and monitoring system.

        The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. We have entered into forward sales contracts for a portion of the gas and oil we presently produce. We do not have any delivery commitments for gas or oil from wells not currently drilled. However, due to the U.S. government's recent push toward increased domestic production of energy sources, and the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas we produce, once it has been delivered to a distribution facility.

        The timing of most of our capital expenditures is discretionary. Currently there are no material long-term commitments associated with any capital expenditure plans, that are currently in the investigative planning stage. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors.

Significant changes in the number of employees.

        We currently have four full time employees and two part time employees as well as eight contract personnel that support and operate our field operations. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into employment agreements with Paul Branagan, Gary Bridwell and John C. Garrison. We expect a significant change in the number of full time employees over the next 12 months. However, at this time we are unable to quantify exactly how many. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

        Our proposed personnel structure could be divided into three broad categories: management and professional, administrative, and project field personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

        Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

        Revenue Recognition.    We predominantly derive our revenue from the sale of produced crude oil and natural gas. Revenue is recorded in the month the product is delivered to the purchaser. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been insignificant.

        Full Cost Method of Accounting.    We account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of our properties are located within the continental United States.

        Oil and Natural Gas Reserve Quantities.    Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

  the quality and quantity of available data;

  the interpretation of that data;

  the accuracy of various mandated economic assumptions; and

  the judgments of the persons preparing the estimates.

        Our proved reserve information included in this Annual Report is based on estimates prepared by McCune Engineering, P.E., independent petroleum engineers. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

        All capitalized costs of oil and gas properties, including estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined.

        Impairment of Oil and Natural Gas Properties.    We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred. Impairments of proved producing properties are calculated by comparing future net undiscounted cash flows on a field-by-field basis using escalated prices to the net recorded book cost at the end of each period. If the net capitalized cost exceeds net future cash flows, the cost of the property is written down to "fair value," which is determined using net discounted future cash flows from the producing property. Different pricing assumptions or discount rates could result in a different calculated impairment. We have never recorded any property impairments.

Income Taxes.    We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to actual in the period we file our tax returns.

Effects of Inflation and Pricing

        The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs, and this proved to be the case in 2004 as oil and gas prices rose significantly.  Costs for oilfield services and materials increased during 2004 due to higher demand as a result of the higher oil and gas prices.  Material changes in prices impact revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate the increased business costs will continue while the commodity prices for oil and natural gas, and the demand for services related to production and exploration, both remain high (from a historical context) in the near term.

Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk

        Since new well development is an ongoing program, management expects revenue to grow in the foreseeable future. In order to reduce natural gas price volatility, we have entered into hedging transactions.

        Normal hedging arrangements have the effect of locking in for specified periods the prices we would receive for the volumes and commodity to which the hedge relates. Consequently, while hedges are designed to decrease exposure to price decreases, they also have the effect of limiting the benefit of price increases.

Interest Rate Risk

        Our current long term debt with Laurus Funds has a floating interest rate, with a floor of 7.5%.  Therefore, interest rate changes will impact future results of operations and cash flows.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

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

        If low natural gas and oil prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, production exploitation and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

We recently completed an acquisition of certain assets and we may acquire more assets or other businesses in the future.

        We recently acquired certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC for the purchase price of approximately $10 million, all of which was paid in cash. This is the first big acquisition for our Company and Management team. Our ability to successfully integrate the Savage acquisition into our existing operations is anticipated to depend on a number of factors.

        We may consider acquisitions of other assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

  The acquired assets or business may not achieve expected results;

  We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

  We may not be able to retain key personnel of an acquired business;

  Our management's attention may be diverted; or

  Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

          If these problems arise we may not realize the expected benefits of an acquisition.

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

  ITEM 7. FINANCIAL STATEMENTS

  See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-23 of this Form 10-KSB.

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

  ITEM 8B. OTHER INFORMATION

  None.

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

NAME	AGE	POSITION
Paul T. Branagan	62	President, CEO, Chairman, Secretary/Treasurer
Loren Moll	48	Director
John C. Garrison	53	Chief Financial Officer

  Paul Branagan, president, CEO and chairman of the Company. Mr. Branagan graduated from the University of Las Vegas Nevada with a B.S. in physics. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. From 1975 to 1993 he was the Project Manager, Assistant Oil and Gas Division Manager and Senior Scientist of CER Corporation of Las Vegas, Nevada. Since 1999, Mr. Branagan has been the President and a member of the board of directors of Millennium Plastics Corporation, a 34 Act Reporting Nevada Corporation.

          Potential conflict of interest: Paul Branagan, our president, chief executive officer and chairman of the board, is an officer and director of Millennium Plastics Corporation, another public company, which may impact the amount of his time spent on our business matters. Further, Mr. Branagan is a director of Integrated Environmental Technologies, Ltd., a 34 Act reporting company. Mr. Branagan may have demands placed on his time, which will detract from the amount of time he is able to devote to us. Mr. Branagan intends to devote at least 40 hours per week of his business time and attention to our activities as required. Although Mr. Branagan has other current business interests he will attend to our business as his first priority. We consent to and understand this potential conflict of interest.

  Loren W. Moll, a director of the Company, has been a member of the law firm of Caldwell & Moll, L.C. in Overland Park, Kansas since its establishment in November 1996. Mr. Moll concentrates his practice in all areas of real estate law, including commercial real estate transactions, breach of contract, escrow and title disputes, commercial leasehold disputes, real estate broker liability, and oil and gas. Mr. Moll holds a B.A. degree from the University of Kansas (1983) and his Juris Doctor degree, Order of the Coif, from the University of Kansas School of Law (1986) where he was Research Editor for the University of Kansas Law Review. Mr. Moll was formerly a partner of the real estate law firm Lewis, Rice & Fingersh from 1986 to 1994 and was associated with the international law firm Bryan Cave LLP from 1994 to 1996.

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

          Neither Mr. Branagan nor Mr. Moll is considered independent directors.

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

  Strategic Advisory Board

          We have established a Strategic Advisory Board to provide our management with assistance as the Company grows, with support, strategy, advice, debt facility and insight on how best to position the Company. We entered into agreements with the two members of the board that provide for expense reimbursements and stock and cash compensation. The following is a discussion of our advisory board members' background:

          Robert Howell has effectively managed corporate growth efforts in both start-up companies and Fortune 100 companies for 35 years. Since 1988 his efforts have been directed to the oil and gas, power and utility sectors in the energy industry. As Executive Vice President for Duke Energy, he implemented various programs that drove several of the growth efforts for the fastest growing portion of the company for 4 years. As a Senior Vice President of UtiliCorp United (Aquila), Mr. Howell directed the Corporate Development efforts of the Company for 11 years. He now operates RL Howell & Associates, Inc. from which he provides business organization, growth, financing and business operations consulting services to a host of start up and mid size organizations. Prior to 1988, Mr. Howell's activities included corporate and venture capital work in the high tech industry. During his career Mr. Howell has successfully executed over 75 acquisitions, joint ventures and divestitures throughout the U.S., Australia and Europe. Mr. Howell's development programs have been responsible for over $10 Billion of asset growth. Mr. Howell received a BSEE degree from Iowa State University (Tau Beta Pi and Eta Kappa Nu honor societies). Mr. Howell also holds an MBA degree from the University of Minnesota.

          Steve Cochennet has spent over 18 years in corporate and operational roles in the energy sector. From 1985 to 2002, Mr. Cochennet held several executive positions with UtiliCorp United (Aquila) in Kansas City. His responsibilities included finance, administration, operations, human resources, corporate development, gas/energy marketing, and managing several start up operations. Prior to his experience at UtiliCorp United, Mr. Cochennet served 6 years with the Federal Reserve System. Mr. Cochennet formed the CSC Group, LLC through which he supports a number of clients that include Fortune 500 corporations, international companies, gas/electric utilities, outsource service providers, as well as various start up organizations. The services provided include strategic planning, capital formation, corporate development, executive networking and transaction structuring. He also serves on several advisory boards. Mr. Cochennet graduated from the University of Nebraska in Lincoln with a bachelor's degree in economics and finance.

  Advisory Board Member Agreements

          On March 16, 2005, we executed an agreement with CSC Group, wherein Steve Cochennet, President of CSC Group, agreed to provide us with services to further our long term strategy. The term of the agreement began on January 1, 2005. We agreed to pay Mr. Cochennet $5,000 per month plus grant 150,000 options to CSC Group at $2.04 per share for a period of five years. Mr. Cochennet will also receive 3% of any debt facility or mezzanine financing he puts in place prior to December 31, 2005.

          On March 18, 2005, we executed an agreement with Robert Howell, wherein Mr. Howell agreed to provide us with services on specified assignments as needed by the Company. The term of the agreement is for three months and began on February 1, 2005. We agreed to compensate Mr. Howell $10,000 for each month plus pay for all reasonable business and travel expenses, and grant Mr. Howell 125,000 options to purchase our common stock at a price equal to the average of the last 22 trading days ending April 29, 2005. The options will be fully vested and will have five years in which to exercise them. If Mr. Howell is involved in finding sources of debt for the Company, he will work with Mr. Cochennet and be paid an additional fee by Mr. Cochennet.

  Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2004 there were no delinquent filers.

  Audit Committee

          We do not have an Audit Committee, our board of directors during 2004, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

          Our decision to not adopt such a code of ethics results from our having only two officers and two directors operating as the sole management for the Company in 2004. We believe that as a result of the limited interaction which occurs with having only two officers and two directors for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

  Nominating Committee

          We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

  Stock Option and Non-Employee Directors' Plan

          The following description applies to the stock option plan which we adopted in December of 2002; 2,350,000 options have been granted as of December 31, 2004.

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

  Option Grants

  The board of directors adopted a 2002/2003 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 3,000,000 shares of common stock may be granted to employees, directors and consultants. Pursuant to the plan, stock options were granted as follows:

Date Granted	Exercise Price Per Share	Number of Shares

December 19, 2002
Granted	$0.50 to $2.50	1,350,000
Exercised	-	-0-
Cancelled	-	-0-

December 27, 2002
Granted	$0.50	700,000
Exercised	$0.50	700,000
Cancelled	-	-0-

March 1, 2004
Granted	$1.25 to $1.50	300,000
Exercised	-	-0-
Cancelled	-	-0-

Total outstanding	$0.50 to $2.50	2,350,000

  ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth the cash compensation of our executive officers: Paul Branagan, president, since his appointment on August 21, 2002 through December 31, 2004.

  Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock	Options	LTIP Payouts	All Other Compensation
Paul Branagan, President	2004 2003 2002	$166,666.75 $145,417 $35,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 1,250,000(2)	-0- -0- -0-	-0- -0-(1) -0-

    In November 20, 2003, we amended Mr. Branagan's employment agreement granting Mr. Branagan a 1/100 over riding royalty on wells we complete. On April 20, 2004, we amended Mr. Branagan's agreement to amend the royalty provisions. The over riding royalty is described in further detail below.

    The options are exercisable at prices ranging from $.50 to $2.50 per share, pursuant to Mr. Branagan's Employment Agreement.

  Employment Agreements

  Paul Branagan

          On December 19, 2002, we entered into an employment agreement with Paul Branagan. The term of employment is three (3) years. Mr. Branagan serves as President, CEO, Chairman, Secretary/Treasurer and Director. We agreed to pay Mr. Branagan a base salary of $135,000 per annum for the first year of employment, increasing to $160,000 per annum for the second and third year of his employment. In addition to the cash compensation earned by Mr. Branagan, we granted Mr. Branagan an option to purchase shares of our common stock as follows:

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

          On April 20, 2004, we further amended Mr. Branagan's Employment Agreement to amend the royalty provisions as follows:

    Mr. Branagan shall receive a 1/100 Over Riding Royalty on production from any wells completed on Petrol's leased acreage.

    The term of payment of the Over Riding Royalty shall be in perpetuity.

  John C. Garrison

          On July 18, 2004, we executed an Employment Agreement with John C. Garrison, wherein Mr. Garrison agreed to serve as our Chief Financial Officer. Mr. Garrison agreed to work part time until his position requires a full time effort. We agreed to pay Mr. Garrison an hourly rate of $150.00 with the expectation that the total monthly efforts on behalf of the Company will require about 40 hours.

  Non-Executive Employment Agreement

          On November 1, 2003, Petrol executed an Employment Agreement with Gary Bridwell, wherein Mr. Bridwell agreed to serve as the Company's Field Operations Manager. We agreed to pay Mr. Bridwell a starting salary of $10,000.00 per month and he is entitled to participate in the Company's group health insurance and also is entitled to utilize the Company credit card, which is for the sole use of Company business and is subject to the policies of the Company covering such matters. On January 11, 2005, we issued 100,000 shares to Mr. Bridwell for completing one year of employment with the Company.

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

  Director Compensation and Other Arrangements

          Our Directors who are not employees receive compensation of $1,000 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may receive grants of options to purchase shares of our common stock.

  Termination of Employment

          There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2005, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 24,966,778 shares of common stock outstanding as of March 31, 2005.

          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2004 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

  Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Paul Branagan, President 3161 E. Warm Springs Rd., Suite 300 Las Vegas, NV 89120	1,750,000 (3)	7%
Loren Moll, Director 3161 E. Warm Springs Rd., Suite 300 Las Vegas, NV 89120	3,100,000	12%
John C. Garrison, Chief Financial Officer 3161 E. Warm Springs Rd., Suite 300 Las Vegas, NV 89120	0	0%
Directors and Officers as a Group	4,850,000	19%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

  Figures are rounded to the nearest whole percent.

  Includes 1,250,000 options to purchase our restricted common stock at prices ranging from $0.50 to $2.50 per share.

  Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Spindrift Investors (Bermuda) L.P. (3) (4) (5) Clarendon House, 2 Church Street Hamilton	987,700	4%
Wellington Global Holdings, Ltd. (3) (5) (6) Clarendon House, 2 Church Street Hamilton	987,700	4%
Wellington Global Administrator, Ltd. (3) (5) (6) Clarendon House, 2 Church Street Hamilton	987,700	4%
Spindrift Partners, L.P. (3) (5) (7) 75 State Street Boston, MA 02109	816,900	3%
Wellington Hedge Management, LLC (3) (5) (8) 75 State Street Boston, MA 02109	816,900	3%
Wellington Hedge Management, Inc. (3) (5) (9) 75 State Street Boston, MA 02109	816,900	3%
Wellington Management Company, LLP (10) 75 State St. Boston, MA 02109	2,500,000 (11)	10%
Beneficial Owners as a Group	7,913,800	32%

    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

    Figures are rounded to the nearest whole percent.

    Spindrift Investors (Bermuda) L.P., Wellington Global Holdings, Ltd., and Wellington Global Administrator, Ltd. have shared dispositive power over 1,975,700 shares after exercise of warrants. Spindrift Partners, L.P., Wellington Hedge Management, LLC, and Wellington Hedge Management, Inc. have shared dispositive power over 1,633,800 after exercise of warrants.

    A Bermuda limited partnership.

    Each have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No other person is known to have such right or power with respect to more than five percent of this class of securities, except for Wellington Management Company, LLP.

    Each a Bermuda limited company, which are the general partners of Spindrift Investors (Bermuda) L.P.

    A Massachusetts limited partnership.

    A Massachusetts limited liability company, which is the sole general partner of Spindrift Partners, L.P.

    A Massachusetts corporation which is the managing member of Wellington Hedge Management, LLC.

    A Bermuda limited liability partnership.

    The 2,500,000 shares represents the amount of shares Wellington Management Company, LLP ("WMC") may be deemed to beneficially own as investment advisor, which are held of record by clients of WMC. No such client of WMC is known to have such right or power with respect to more than five percent of this class of securities, except for Spindrift Investors (Bermuda) L.P. and Spindrift partners, L.P.

  * The information used for the table of Security Ownership of Certain Beneficial Owners is based on the information reported on the beneficial owners Schedule 13G filings.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Paul Branagan

          As part of Mr. Branagan's employment agreement, as amended, we are obligated to pay Mr. Branagan a perpetual 1/100 Over Riding Royalty on production from any wells completed on our leased acreage.

  ITEM 13. EXHIBITS

Exhibit Number	Description
(31-1)*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Paul Branagan
(31-2)*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for John Garrison
(32-1)*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Paul Branagan
(32-2)*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for John Garrison

  ________________

  *Filed herwith

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  (1) AUDIT FEES

          The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $98,127 and $38,996, respectively.

  (2) AUDIT-RELATED FEES

          NONE

  (3) TAX FEES

          The aggregate fees to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal years 2004 and 2003 were $5,000 and $805, respectively.

  (4) ALL OTHER FEES

          The aggregate fees for professional services for audit related services relating to the Registration Statement on Form SB-2 for fiscal years 2004 and 2003 were $20,426 and $15,000, respectively. There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2004 and 2003 other than the fees described herein and above.

  (5) AUDIT COMMITTEE POLICIES AND PROCEDURES

          We do not have an audit committee.

  (6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.\

          Not applicable

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PETROL OIL AND GAS, INC.

  By: /s/Paul Branagan

  Paul Branagan, President

  Date: April 15, 2005

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Paul Branagn	President, Secretary/Treasurer,	April 15, 2005
Paul Branagan	CEO, Chairman

/s/Loren Moll	Director	April 15, 2005
Loren Moll

/s/John C. Garrison	Chief Financial Officer	April 15, 2005
John C. Garrison

  Petrol Oil and Gas, Inc.

  Report of Independent Registered Public Accounting Firm

  Stockholders and Directors

  Petrol Oil and Gas, Inc.

  We have audited the accompanying balance sheet of Petrol Oil and Gas, Inc. as of December 31, 2004 and 2003 and the related statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrol Oil and Gas, Inc. as of December 31, 2004 and 2003 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

  Weaver & Martin, LLC

  Kansas City, Missouri

  April 15, 2005

  Petrol Oil and Gas, Inc.

  (A Development Stage Company)

  Balance Sheet

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$ 1,792,885	$ 1,059,838
Cash, restricted	852,346	-
Accounts receivable	312,982	-
Prepaid expenses	11,526	-
Investments	15,778	200,000
Total current assets	2,985,517	1,259,838

Fixed assets, net	1,682,150	28,036

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,614,599	1,289,573
Properties subject to amortization	10,813,087	-
Capitalized loan costs, net	737,000	-
Total other assets	13,164,686	1,289,573

	$ 17,832,354	$ 2,577,447

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable	$ 462,152	$ 268,071
Accrued liabilities	276,129	25,116
Short-term derivative liability	157,960	-
Asset retirement obligation	445,617	6,200
Accrued payable - related party	270,000	-
Note payable - related party	-	47,500
Current portion of long term debt	976,574	4,000
Total liabilities	$ 2,588,433	$ 350,887

Long-term derivative liability	71,475	-
Long-term debt, less current portion	5,143,819	22,923
	5,215,294	22,923

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par, authorized 10,000,000 shares; no shares issued	-	-
Common stock, $.001 par, authorized 100,000,000 shares; 24,619,660 and 17,247,466 issued and outstanding at December 31, 2004 and 2003	24,620	17,247
Stock for services not issued 75,500 and 160,000 shares at December 31, 2004 and 2003	76	160
Unamortized cost of stock issued for services	(50)	(1,000)
Additional paid in capital	17,048,807	4,630,713
Other comprehensive (loss)	(229,435)	-
Accumulated (deficit)	(6,815,390)	(2,443,483)
	10,028,627	2,203,637

	$ 17,832,354	$ 2,577,447

  See notes to financial statements.

  Petrol Oil and Gas, Inc.

  (A Development Stage Company)

  Statement of Operations

	For the Years Ended December 31,
	2004	2003

Revenue	$ 866,924	$ -

Expenses:
Direct costs	221,339	-
General and administrative	848,028	343,941
Professional and consulting fees	1,906,036	1,374,754
Depreciation, depletion and amortization	213,475	-
Acquisition costs	654,000	-
Total expenses	3,842,879	1,718,695

Net operating (loss)	(2,975,955)	(1,718,695)

Other income (expense):
Interest and other income	39,416	1,067
Interest expense	(1,435,369)	(16,156)
Total other income (expense)	(1,395,952)	(15,089)

Net (loss)	$ (4,371,907)	$ (1,733,784)

Weighted average number of common shares Outstanding - basic and fully diluted	$ 20,647,542	$ 14,721,438

Net (loss) per share - basic and fully diluted	$ (0.21)	$ (0.12)

  See notes to financial statements.

  Petrol Oil and Gas, Inc.

  (A Development Stage Company)

  Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Unamortized Cost of Stock Issued for Services	Stock for Services Not Issued	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2003	13,151,993	$ 13,152	$ 1,006,155	$ 215	$ -	$ -	$ (709,699)	$ 309,823

Shares issued for services	80,000	80	89,880	40	-	-	-	90,000
Shares issued for services not yet received	-	-	119,880	120	-	-	-	120,000
Shares issued for cash	450,000	450	337,050	-	-	-	-	337,500
Shares issued for services	215,000	215	-	(215)	-	-	-	-
Shares issued as collateral	1,000,000	1,000	-	-	(1,000)	-	-	-
Warrants issued for services	-	-	794,000	-	-	-	-	794,000
Shares issued for cash	2,350,473	2,350	2,283,748	-	-	-	-	2,286,098

Net (loss)
For the year ended December 31, 2003	-	-	-	-	-	-	(1,733,784)	(1,733,784)
Balance, December 31, 2003	17,247,466	17,247	4,630,713	160	(1,000)	-	(2,443,483)	2,203,637

Shares issued for services	413,861	415	904,085	-	-	-	-	904,500
Shares issued for cash	160,000	160	-	(160)	-	-	-	-
Shares issued for asset acquisition	765,000	765	764,235	-	-	-	-	765,000
Warrants and options issued for services	-	-	548,600	-	-	-	-	548,600
Shares for services not yet issued	-	-	48,973	25	-	-	-	48,998
Shares for acquisition not yet issued	-	-	94,950	50	-	-	-	95,000
Options exercised	1,350,000	1,350	836,150	-	-	-	-	837,500
Shares returned from collateral	(1,000,000)	(1,000)	-	-	1,000	-	-	-
Shares held by lender as collateral	50,000	50	-	-	(50)	-	-	-
Shares issued for cash	5,633,333	5,633	6,135,567	-	-	-	-	6,141,200
Beneficial conversion of convertible stock	-	-	1,013,000	-	-	-	-	1,013,000
Warrants issued in financing	-	-	2,072,534	-	-	-	-	2,072,534
Other comprehensive loss	-	-	-	-	-	(229,435)		(229,435)

Net (loss)
For the year ended December 31, 2004	-	-	-	-	-	-	(4,371,907)	(4,371,907)
Balance, December 31, 2004	24,619,660	$ 24,620	$ 17,048,807	$ 75	$ (50)	$ (229,435)	$ (6,815,390)	$ 10,028,627

  See notes to financial statements.

  Petrol Oil and Gas, Inc.

  (A Development Stage Company)

  Statement of Cash Flows

  For the Twelve Months Ending December 31, 2004 and 2003

	For the Years Ended December 31,
	2004	2003
Cash flows from operating activities
Net loss	$ (4,371,907)	$ (1,733,784)
Depreciation, depletion and amortization	383,987	2,107
Shares issued for services	820,000	1,004,000
Shares issued for asset acquisitions	654,000	-
Warrants issued for services	585,598	-
Beneficial conversion	1,013,000	-
Adjustments to reconcile net (loss) to cash used in operating activities-
(Increase) in accounts receivable	(312,982)	-
(Increase) in prepaid expenses	(11,526)	-
Increase in accounts payable	194,081	158,102
Increase in accrued liabilities	251,013	31,315
Increase (decrease) in due to officer	(47,500)	22,500
Increase in due to related party	270,000	-
Net cash (used) by operating activities	(572,236)	(515,760)

Cash flows from investing activities
Purchase of proven properties	(8,410,000)	(30,142)
Purchase of oil and gas equipment	(1,590,000)	-
Purchase of other property and equipment	(95,214)	-
Purchase of oil and gas leases	(367,506)	-
Investment	184,222	(200,000)
Additions to capitalized oil and gas costs	(1,831,023)	(1,006,617)
Net cash (used) by investing activities	(12,109,521)	(1,236,759)

Cash flows from financing activities
Amortized loan fees	(707,500)	-
Payments on note payable	(4,050)	(1,086)
Proceeds from loans payable	8,000,000	28,009
Proceeds from sale of common stock	6,978,700	2,623,598
Net cash provided from financing activities	14,267,150	2,650,521

Net increase in cash	1,585,393	898,002
Cash - beginning	1,059,838	161,836
Cash - ending	$ 2,645,231	$ 1,059,838

Supplemental cash flow information:
Interest paid	$ 1,435,369	$ 16,156
Income taxes paid	$ -	$ -

Non-cash transactions
Shares issued for asset purchase	$ 765,000	$ -
Shares issued for services	$ 820,000	$ 1,004,000
Shares issued for loan fees	$ 96,500	$ -
Shares for services not issued	$ 75	$ 160

Addition to oil & gas property not subject to amortization and accounts payable assumed in asset purchase	$ -	$ -

  See notes to financial statements.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  1. Significant Accounting Policies

  Basis of Presentation

  We are no longer a development stage enterprise.

  Nature of Business

  The Company was originally organized on March 3, 2000, under the laws of the State of Nevada, as Euro Technology Outfitters (Euro). On August 19, 2002 Euro acquired, in an asset purchase agreement, land leases and accumulated expenditures and assumed liabilities from Petrol Energy, Inc. (Petro). On August 20, 2002, the Company amended its Articles of Incorporation to rename the Company, Petrol Oil and Gas, Inc. and increased the authorized capital stock to 100,000,000 shares of Common Stock $0.001 par value and, 10,000,000 shares of Preferred Stock $0.001 par value.

  We are now engaged in the exploration, development, production and marketing of oil and natural gas. The Company's primary objective is the development of Coalbed Methane (CBM) gas production projects. CBM was identified early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. We have focused our efforts to eastern Kansas and western Missouri where leases were acquired that appeared geologically suitable for CBM exploration.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and accompanying notes. Actual results could differ from those estimates.

  Investment in Unconsolidated Companies

  We use the equity method of accounting for our investments in which our interest is over 20% but is non-controlling and less than 50% ownership. Under the equity method, we record our share of the net income or loss as an increase or decrease in the investment less our share of distributions.

  Stock-Based Compensation

  Common stock, warrants and options issued for services by non-employees is accounted for based on the fair market value at the date the services are performed. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

  We account for our stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  Income Taxes

  We account for income taxes under SFAS 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

  Fair value of financial instruments

  The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of our debt obligations reasonably approximates their fair value at the stated interest rate approximates current market interest rates of debt with similar terms that is available to us.

  Earnings per common share

  SFAS No. 128, Earnings Per Share requires presentation of "basic" and "diluted" This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted loss per share computation.

  Potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the diluted computation, as their effect would be anti-dilutive.

  Cash and cash equivalents

  Cash and cash equivalents include cash in banks and certificates of deposit that mature within three months of the date of purchase.

  Revenue recognition

  It is our policy is to recognize revenue when production is sold to a purchaser at a fixed or determinable price.

  Debt issue costs

  Costs related to securing our long-term convertible debt are recorded as an asset and are amortized over the life of the debt.

  Depreciation

  Depreciation is provided by the straight-line method using an estimated life of the asset. Depreciation periods range from 5 to 30 years.

  Oil and gas properties

  We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development are capitalized.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  All capitalized costs including in the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major developments projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment's of oil and gas properties are charged to the full cost pool and amortized.

  Under the full cost method, the net book value of oil and gas properties are subject to a "ceiling". The ceiling is the estimated after-tax future net revenue from proved oil and gas properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.

  Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized as income.

  Long-lived assets

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

  Asset retirement obligations

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

  Concentration of credit risk

  We substantially sell all oil and gas production to two customers. In 2004, the two largest customers accounted for 83% and 16% of sales and accounts receivable.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  Accounting for Derivative Instruments and Hedging Activities

  We seek to reduce our exposure to unfavorable changes in natural gas prices by utilizing energy swap contracts (effectively fixed price contracts). We have adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Contracts and Hedging Activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. Accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For derivatives that are designated as cash flow hedges changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

  Although our fixed price contracts may not qualify for special hedge accounting treatment from time to time under specific guidelines of SFAS 133, we refer to these contracts as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and we expect the contracts to continue to mitigate our commodity price risk in the future. The accounting for the contracts is consistent with the requirements of SFAS 133.

  Accounting for Derivative Instruments and Hedging Activities - continued

  We have established the fair value of all derivative instruments using estimates determined by using established index prices and bases adjustments. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

  Recent issued accounting Standards

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

  In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

  Reclassifications

  Certain reclassifications have been made to prior periods to conform to current presentation.

  2. Stockholders' Equity

  Common stock

  As of December 31, 2004 and 2003, there was an additional 75,500 and 160,000 shares, respectively, that we needed to issue. The 2003 shares were issued in 2004.

  Stock Transactions

  We entered into a geologist/technical advisor consulting agreement on December 1, 2002 with Mr. William Stoeckinger. The agreement was for a one year term (amended to a thirteen month term) and Mr. Stoeckinger received 160,000 shares upon signing the agreement, 20,000 shares per month for thirteen (as amended in a subsequent agreement) months. At December 31, 2002 Mr. Stoeckinger had earned 180,000 shares that weren't issued. The shares were issued in 2003. During 2003 Mr. Stoeckinger earned 240,000 shares of stock that was valued at $210,000. He was issued 80,000 shares and at December 31, 2003 was due 160,000 shares. The shares that were due to him were recorded at the par value of $160 as stock earned but not issued at December 31, 2003 and were issued in 2004. At December 31, 2004, Mr. Stoeckinger earned an additional 20,000 shares of stock with a fair market value of $20,000. All shares were issued in January 2004. The fair market value of the stock was determined by the price that we were selling shares to our investors as the shares were earned. Professional and consulting expense was charged $20,000 and $210,000 in 2004 and 2003 respectively.

  We sold 450,000 share of stock at a price of $.75 per share and 2,350,473 shares at a price of $1.00 per share in 2003. The costs associated with the sale of these shares totaled $60,000 for professional fees and $4,375 for other costs. These costs were netted against the additional paid in capital associated with the sale of the stock.

  On April 18, 2003, we issued 1,000,000 shares of our common stock to Cornerstone Bank as collateral for a note payable to the bank. On July 7, 2003 we paid off the note and the bank returned the shares. On July 2, 2003 we entered into a loan agreement with CPA Directed Investments (CDI). As part of that agreement we were required to issue 1,000,000 shares of Company stock in CDI's name. The par value of the shares of $1,000 was recorded as common stock with an offsetting amount recorded as a reduction of equity in the account unamortized cost of stock issued for collateral. The loan was repaid and the stock was returned to us on January 26, 2004.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  On January 15, 2004 we agreed to exchange 765,000 shares of our stock to Mr. John Haas, Mr. Mark Haas and Mr. W.B. Mitchell, principals of CBM Energy, Inc. for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. The value of the transaction is $765,000. $31,000 of value was assigned to capitalized mineral leases based on the unamortized lease cost of each leased acre. $80,000 of value was assigned to capitalized oil & gas costs based on the fair market value of the test wells on the leased property. The remaining $654,000 was expensed in January 2004.

  On February 9, 2004, we agreed to issue 10,000 shares of common stock to Joseph Blankenship. The value of the stock of $10,000 was recorded as a professional and consulting fees expense. The shares have not been issued to Mr. Blankenship at December 31, 2004 and the par value of the stock ($10) is recorded as stock earned but not issued.

  On April 13, 2004, Goran Blagojevic exercised 250,000 warrants at a price of $.75 per share. On August 1, 2004 Mr. Blagojevic exercised 400,000 warrants at a price of $.75 per share and all shares were issued on October 27, 2004.

  On May 3, 2004, we issued 100,000 shares of our common stock to CPA Directed Investments (CDI) pursuant to a secured promissory note agreement dated May 5, 2004. CDI will return 50,000 shares for cancellation at such time the loan and interest are paid in full. The remaining 50,000 shares will be retained by CDI as a loan fee. Due to the nature of this being a short-term loan the loan fee was expensed. The expense was determined based on the market value of our stock on the date of the agreement and totaled $132,500. The par value of $50 which represented the 50,000 shares held as collateral was recorded as unamortized cost of stock issued for collateral until such time as the shares are returned.

  On June 17, 2004 we issued 120,000 shares of our common stock to XXR Consulting Inc. pursuant to a consulting agreement we executed on June 4, 2004. The value of the stock as determined by the market price of our stock on the day of the agreement was $276,000 and this was recorded as professional and consulting fee expense.

  We sold 5,633,333 shares of our common stock during the third quarter. Each share was sold for $1.20 and it included a warrant to purchase an additional share of common stock for a price of $1.50 per share expiring on September 8, 2007. The proceeds raised totaled $6,760,000. We offset the proceeds by direct costs relating to commissions paid, totaling $934,410, legal fees of $131,500 and other costs of $7,500. The value of the warrants was determined to be $3,380,000, which was recorded as additional paid-in capital. The net additional paid-in capital from the sale of the shares was $2,187,517.

  A supplier has agreed to be paid in stock for 10% of any invoice. Stock earned but not issued to the supplier at December 31, 2004 was recorded at par value of $1, which represented 1,000 shares.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  On June 15, 2004 we agreed to a consulting agreement with ECON Investor Relations, Inc. The monthly fee is $10,000 of which $6,000 is payable in stock and the agreement is for one year with either party able to terminate the agreement based on 30 days written notice. Stock earned but not yet issued to the consultant at December 31, 2004 was recorded at par value.

  We entered into an agreement with Haas Oil Group whereby we agreed to issue 50,000 shares of common stock in exchange for 100% working interest in certain leases that Hass owned. The shares were valued at $1.90 per share, which was the trading price of our common stock on September 20, 2004 the date the agreement was signed. At December 31, 2004 the shares were not issued and the par value of the stock of $50 was recorded in the account stock earned but not issued.

  On January 14, 2004, we entered into a twelve-month consulting agreement with Consulting Solutions whereby Consulting solutions would provide introduction to international strategic alliance partners for investment in drilling activities related to CBM production. At December 31, 2004, we issued 35,000 shares in the name of Fidelity Insurance Co. on behalf of Consulting Solutions for services provided per the consulting agreement. The value of the stock as determined by the market price of our stock on the day of the agreement was $73,500 and this was recorded as professional and consulting fee expense.

  On December 2, 2004, we issued 90,000 shares of common stock to Hard Funding, Inc. pursuant to the twelve-month financial consulting agreement entered into on January 14, 2004. The value of the stock as determined by the market price of our stock on the day of the agreement was $189,000 and this was recorded as professional and consulting fee expense.

  On December 16, 2004, we issued 50,000 shares of common stock to CEOcast as a finders fee resulting from the successful execution of financing arrangements valued at $84,500. The value was determined by the underlying value of the stock at the time of issuance and recorded as amortizable loan fees.

  Options and warrants

  The Board of Directors on December 16, 2002 adopted the 2002 stock option plan for 3,000,000 shares.

  On November 21, 2003 we entered into an agreement with NIO whereby NIO received 1,500,000 warrants to purchase our shares at a price of $.875 per share with a three-year life. The value of the options using the Black-Scholes pricing model was $461,000 and this was recorded as professional and consulting expense.

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

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  The weighted average of the assumptions used to value the warrants in 2003 were: Interest rate-2.10%, Days to expiration-1,095, Stock price $1.00, Strike price-$.92, Volatility-32.75%, Yield-0%.

  On January 15,2004 we entered into an agreement with Mr. John Haas, Mr. Mark Hass and Mr. W.B.Mitchell whereas we would be allowed access to approximately 10,000 acres of leased mineral rights for the purpose of exploring, and evaluating gas production for 6 months. Mr. John Haas agreed to join the Board of Directors of the Company. Mr. Mark Hass agreed to be a project manager and consultant for the Company. Mr. W.B. Mitchell agreed to provide consulting support for lease/land acquisitions. Each of the three individuals received 600,000 stock warrants (1,800,000 total) to purchase shares at a price of $1.20 per share; 400,000 stock warrants (1,200,000 total) to purchase shares at a price of $1.50 per share; and 300,000 stock warrants (900,000 total) to purchase shares at a price of $2.00 per share. The warrants expire on July 15, 2006. The value of the warrants, using the Black-Scholes pricing model, is $420,700 and this was recorded in January 2004 as a professional and consulting fees expense.

  On February 9, 2004, we granted Joseph Blankenship an option to purchase 50,000 shares at $2.50 per share for the first 25,000 shares and $4.00 for the remaining 25,000 shares. The option was granted pursuant to the Research Agreement.. The term of the option is for two years. The value of the options, using the Black-Scholes pricing model, of $200 was recorded as a professional and consulting fees expense.

  On February 18, 2004 we granted to CSC Group LLC a stock warrant giving CSC the right to purchase 200,000 shares of our common stock. The term and exercise price of the warrant shares shall be: (i) 100,000 shares at $1.50 per share for a term of two years; and (ii) 100,000 shares at $2.50 per share for a period of two years. The value of the warrants, using the Black-Scholes pricing model, was $7,400 and this was recorded as a professional fees expense.

  On March 1, 2004 we issued 100,000 stock options with an exercise price of $1.25 per share and 200,000 stock options with an exercise price of $1.50 per share to Mr. William Burk. Mr. Burk has performed consulting services for the Company. The options expire in three years. The value of the options, using the Black-Scholes pricing model, was $38,500 and this was recorded as a professional and consulting fees expense.

  In connection with the sale of 5,533,333 shares of common stock during the third quarter each share purchased included a warrant to purchase an additional share of common stock for a price of $1.50 per share expiring on September 8, 2007. The value of the warrants, using the Black-Scholes pricing model was $3,380,000, which was included as paid in capital. We also issued 845,000 warrants to Energy Capital Solutions in connection with the stock sales. The warrants are for the purchase of common stock at a price of $1.35 per share and the warrants expire October 29, 2009. The value of the warrants, using the Black-Scholes pricing model was $447,850 and this was offset to the paid in capital relating to the equity offering.

  On October 28, 2004, we issued 5,333,333 warrants to Laurus Master Fund, Ltd., in connection with the convertible note agreement entered into on the same day. Pursuant to the agreement, Laurus Master Fund was issued 3,520,000 warrants to purchase common stock for a price of $2.00 per share expiring on October 28, 2009 and an additional 1,813,333 warrants to purchase common stock at a price of $3.00 per share expiring on October 28, 2004. The value of the warrants using the Black-Scholes pricing model was $2,072.534, which was off set against the long-term liability. We also agreed to issued 100,000 warrants to Draper & Associates in connection with the financing arrangement. The warrants are for the purchase of common stock at a price of $2.00 per share and will expire on October 29, 2007. As of December 31, 2004, the warrants have not been issued. The value of the warrants using the Black-Scholes pricing model was $12,000 was recorded as professional and consulting fees.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  The weighted average of the assumptions used to value the warrants in 2004 were: Interest rate-2.32%, Days to expiration-936, Stock price $1.41, Strike price-$1.39, Volatility-23%, Yield-0%.

  On April 13, 2004, Goran Blagojevic exercised 250,000 warrants at a price of $.75 per share. On August 1, 2004 Mr. Blagojevic exercised 400,000 warrants at a price of $.75 per share. At December 31, 2004 all shares had been issued.

  On March 19, 2004 Mr. Kehoe exercised 325,000 options at a price of $.50 per share, Mr. Felton exercised 325,000 options at a price of $.50 per share and Mr. Frierson exercised 50,000 options at a price of $.50 per share.

  A summary of stock options and warrants is as follows:

	Options	Average Price	Warrants	Average Price
Outstanding 1/1/03	2,050,000	$1.12	500,000	$.75
Granted	2,050,000	$1.12	2,400,000	$.83
Cancelled	--	--	(500,000)	$.75
Exercised	-	-	--	--
Outstanding12/31/03	2,050,000	$1.12	2,400,000	$.83

Outstanding 1/1/04	2,050,000	$1.12	2,400,000	$.83
Granted	350,000	1.68	16,011,666	1.68
Cancelled	--	--	--	--
Exercised	(700,000)	.50	(650,000)	.75
Outstanding12/31/04	1,700,000	$1.49	17,761,666	$1.49

  4. Commitments

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

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  On January 21, 2003 we entered into a lease agreement for office space. The term of the agreement is one year and rent is $300 per month.

  On April 2, 2004 we entered into a 39-month lease for office space. The monthly lease payment is $3,448.40.

  On May 19, 2004 we entered into a consulting agreement with Tom Bibiyan of Florence Equity, LLC. The agreement was for 90 days and we paid a fee of $50,000.

  5. Short-Term Notes Payable

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

  6. Long-Term Debt

  Long-term debt consists of the following:

	December 31,
	2004	2003
Note payable - Laurus Master Fund, Ltd.	$8,000,000	$-0-
Note payable - GMAC	22,923	26,923
Total	8,022,923	26,923

Less unamortized cost of warrants	(1,902,530)	-0-

	6,120,393	26,923
Less current portion	(976,574)	(4,000)
Total long-term debt	$5,143,819	$22,923

  On October 2004 we issued an $8,000,000 secured convertible term note ("Note") to Laurus Master Fund, Ltd. ("Laurus"). The Note is convertible into shares of our common stock at an initial conversion price of $1.50 per share. Pursuant to this agreement, we also issued to Laurus a warrant ("Warrant") to purchase up to 5,333,333 shares of our common stock, of which 3,520,000 shares will have an exercise price of $2.00 and 1,813,333 shares will have an exercise price of $3.00. The warrants expire on October 29, 2009. The unamortized cost of the warrants issued to Laurus of $1,902,530 (see Note 2, Stockholders' Equity) will accrete to interest expense over the period of the loan based on interest method. For the period ended December 31, 2004 the accreted amount unamortized cost of warrants was $170,054 and was reported as interest expense.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  There was a beneficial conversion feature to the convertible note. On the day the note was issued, the difference between the price the note could be converted to based on the price our common stock was trading and the conversion price for Laurus totaling 1,013,000. The beneficial conversion was recorded as interest expense for the year ended December 31, 2004.

  The Note has a term of three years and accrues interest at the prime rate plus 3% per year (8.0% as of December 31, 2004). The Note is secured by all our assets. The Note consists of a non-restricted facility of $7,150,000 and a restricted facility of $850,000. The non-restricted facility was used to acquire Savage Resources, LLC and Savage Pipeline, LLC. The remaining $850,000 million facility is restricted for future development of the Savage assets. These funds are under the sole dominion and control of Laurus as security for our obligations under the Securities Purchase Agreement and other related agreements.

  Interest on the unrestricted principal amount is payable monthly, in arrears, on the first business day of each calendar month until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. The minimum monthly principal repayment of $200,000 together with any accrued or unpaid interest, commences on December 1, 2004, and continues through the maturity date. The principal criteria for the monthly payments to be made in shares of our common stock include:

  the effectiveness of a current registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible;

  an average closing price of our common stock for the previous five trading days greater than or equal to 115% of the fixed conversion price; and

  the amount of such conversion not exceeding 25% of the aggregate dollar-trading volume of our common stock for the previous 22 trading days.

  We may prepay the non-restricted and the restricted facility of the Note at any time by paying 130% of the amortizing principal amount then outstanding, together with accrued but unpaid interest thereon. Upon an event of default under the Note, Laurus may demand repayment of the outstanding principal balance at a rate of 130% of the of the Note plus any accrued interest.

  On a month-by-month basis, if we register the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant on a registration statement declared effective by the Securities and Exchange Commission, and the market price of our common stock for five consecutive trading days exceeds the conversion price by at least 25%, then the interest rate on the Note for the succeeding calendar month shall be reduced by 1% for every 25% increase in the market price of our common stock above the conversion price of the Note, but in no event shall the interest rate be less than 7.5%.

  Laurus also has the option to convert all or a portion of the Note into shares of our common stock at any time, subject to limitations described below, at a conversion price of $1.50 per share, subject to adjustment as described below. The Note is currently convertible into 5,333,333 shares of our common stock, excluding the conversion of any accrued interest. Laurus is limited on its ability to convert is the conversion of the Note or the exercise of the Warrant would cause the shares then held by Laurus to exceed 4.99% of our outstanding shares of common stock unless there has been an event of default or Laurus provides us with 75 days prior notice.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  We were obligated to file a registration statement with the Securities and Exchange Commission ("SEC") registering the resale of shares of our common stock issuable upon conversion of the Note and exercise of the Warrant by December 12, 2004, and to have such Statement declared effective by the SEC by no later than February 5, 2005. We timely filed the registration statement, but it has not yet been declared effective. If the registration statement is not declared effective within the timeframe described, or the registration statement is suspended other than as permitted in the Registration Rights Agreement, or if our common stock is not listed for three consecutive trading days, we are obligated to pay Laurus additional cash fees. The cash fees are 2.0% of the original principal amount of the Note for each 30-day period in which we fail to correct these issues. Since the registration statement has not yet been declared effective, we are incurring monthly cash fees to Laurus.

  We acquired a truck on September 10, 2003 and financed the purchase with a five-year loan from GMAC bearing an interest rate of 8.74%. The amount owed to GMAC at December 31, 2004 and 2003 is $22,923 and $26,923, respectively.

  The aggregate principal payments of long-term debt are approximately as follows:

Year	Amount

2005	$1,605,574
2006	2,405,600
2007	4,006,109
2008	5,640

  7. Income Taxes

  Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. We had no income tax provision for the years ended December 31, 2004 and 2003. There is approximately $6,815,000 of net operating loss carry-forwards, which expires in 2017-2019. The net deferred tax is as follows:

Year ended December 31,
Non-current deferred tax asset (liabilities):	2004	2003
Net operating loss carry-forward	$ 2,522,000	$ 1,000,000
Oil & gas properties Valuation allowance	(1,096,000) (1,426,000)	(450,000) (550,000)
Total deferred tax net	$ --	$ --

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	Year ended December 31,
Statutory tax rate	34.0%	34.0%
Change in valuation allowance	<34.0>	<34.0>
Effective tax rate	0.0%	0.0%

  8. Related Party Transactions

  During the year ended December 31, 2004, we paid the outstanding due to Officer liability in the amount of $47,500. At December 31, 2004 the amounts due to Officers was $0.

  Total fees to Mr. Stoeckinger for the years ended December 31, 2004 and 2003 were $61,159 and $244,699, respectively.

  Total fees to Mr. Blagojevic for the years ended December 31, 2004 and 2003 were $3,500 and $469,302, respectively.

  Total interest paid to CDI (see note5), a shareholder of the Company, for the year ended December 31, 2004 and 2003 was $15,778 and $13,501. We invested $200,000 in a fund that is being managed by CPA Directed Investments. At December 31, 2004 we withdrew our investment of $200,000. There were no Investment management fees charged in the year ended December 31, 2004 and 2003.

  Total fees to Mr. Frierson for the year ended December 31, 2004 and 2003 were $0 and $5,900, respectively.

  Total fees paid to Mr. David Polay and his company for the year ended December 31, 2004 and 2003 was $13,342 and $55,134.

  We acquired gas leased and existing wells on properties from BTB Energy for $270,000 and is included as an accrued liability at December 31, 2004. We also paid $150,000 to two of our shareholders for an operating property.

  9. Acquisitions

  On January 15, 2004 we agreed to exchange 765,000 shares of stock to Mr. John Haas, Mr. Mark Haas and Mr. W.B. Mitchell, principals of CBM Energy, Inc for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. The value of the transaction is $765,000. $31,000 of value was assigned to properties not subject to amortization based on the unamortized lease cost of each leased acre. $80,000 of value was assigned to properties subject to amortization costs based on the fair market value of the test wells on the leased property. The remaining $654,000 was expensed.

  Effective November 4, 2004 we completed the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC for the purchase price of $10 million. The acquisition includes leasehold rights to approximately 10,000 acres and 71 producing gas wells in Southeast Kansas.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  In accordance with the terms of the purchase agreement, the purchase price was allocated as follows:

Proved producing properties	$8,410,000
Equipment and vehicles	90,000
Pipeline	1,500,000
Total	$10,000,000

  The following pro forma summary data for the year ending December 31, 2004 and 2003 presents the results of operations as if the Savage acquisition had occurred on January 1, 2003. The pro-forma detail for the year ended December 31, 2004 only contains the activity for Savage for January 1, 2004 through September 30, 2004, as information was not available to us for the period of October 1, 2004 through November 4, 2004. These pro-forma results have been made for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at January 1, 2003 or of results that may occur in the future.

	Year ended December 31,
	2004	2003
Proforma revenue	$7,470,786	$6,103,498
Proforma loss	(4,652,126)	(2,354,102)
Proforma loss per share	$(.23)	$(.16)

  10. Derivatives

  Description of contracts.

  To reduce our exposure to unfavorable changes in natural gas prices we utilize energy swaps in order to have a fixed-price contract. These contracts allow us to be able to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. However, we will not benefit from market prices that are higher than fixed prices in contracts for hedged production. If we are unable to provide the quantity that we have contracted for we will have to go to the open market to purchase the required amounts that we have contracted to provide. For the year ended December 31, 2004 fixed price contracts hedged approximately 72% of our natural gas production. There was no production in 2003.

  The following table summarizes our fixed price contracts as of December 31, 2004:

	Year ended December 31,
	2005	2006
Contract volume	480,000	70,000
Weighted-ave fixed price	$5.85	$6.07
Fixed-price sales	$2,810,250	$425,000
Fair value liability	($157,960)	($71,475)

  Accounting.

  All fixed price contracts have been executed in connection with our natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. All of our contracts are considered to be cash flow hedges and there was no realized gains or losses in the year ending December 31, 2004. The contracts that were open at December 31, 2004 the change in the fair value is shown as an adjustment to other comprehensive income with a corresponding balance sheet asset or liability recorded.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  Credit risk.

  The counter party to our fixed-price contracts is the customer buying our product. Should the counter party default on a contract there can be no assurance that we will be able to enter into a new contract with a third party on terms comparable to the original contract. We have not experienced non-performance by our counter party. Cancellation or termination of a fixed-price contract would subject a greater portion of our natural gas production to market prices, which in a low price environment, could have an adverse effect on our operating results.

  Market risk.

  Market risk for fixed-price contracts has significantly been hedged.

  11. Asset Retirement Obligations

  Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

	Year ended December 31,
	2004	2003
Asset retirement obligation, beginning of year	$ 6,200	$ --
Liabilities incurred during the year	432,760	6,200
Liabilities settled during the year	--	--
Accretion of expense	6,657	--
Asset retirement obligations, end of year	$ 445,617	$ 6,200

  12. Cost of Oil and Gas Properties

  (a) General.

  This following is information on our oil and gas development and producing activities in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities"

  (b) Results of operations from oil and gas producing activities

  The following table shows the results of operations from our oil and gas producing activities during the years presented in the financial statements. Results of operations from these activities are determined using historical revenues, production costs and depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense is excluded from this determination.

  F-21

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

	Year ended December 31,
	2004	2003
Production revenues	$866,924	$ ---
Production costs	(221,339)	---
Depreciation and depletion	(134,568)	---
Income tax (allocated on gross profits based On statutory rates)	(145,000)	---
Results of operations for producing activities	$337,492	$ ---

  (c) Capitalized costs for oil and gas producing activities

  Our aggregate capitalized costs related to natural gas and oil producing activities are as follows:

December 31, 2004
Proved	$10,921,805
Unproved	1,621,256
12,543,061
Accumulated depreciation and depletion	(115,375)
Net capitalized costs	$12,427,686

  Unproved properties not subject to amortization consisted mainly of leases, and wells that haven't been completed. We will continue to evaluate our unproved properties, however, the timing of ultimate evaluation and disposition of the properties has not been determined.

  (d) Costs incurred

  Costs incurred in natural gas and oil property acquisition, exploration and development activities, which have been capitalized, are summarized as follows:

	Year ended December 31,
	2004	2003
Acquisition of properties proved & unproven	$8,912,126	$606,423
Development costs	1,911,023	400,194
Total	$10,823,149	$1,006,617

  13. Subsequent Events

  On January 4, 2005 we awarded Mr. David Polay 50,000 shares and Mr. LoCascio 10,000 shares of our common stock for services.

  On January 28, 2005 in exchange for delaying our monthly principal payment until May, 2005 on the note due to Laurus we issued to Laurus 666,667 warrants at an exercise price of $2.50 and 333,333 warrants at an exercise price of $3.00.

  We entered into contracts with Seminole Energy Services LLC to sell 60,000 mmbtu per month for the period of March 2005 to February 2006 at various fixed prices with the overall average price of $5.99.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  14. Supplemental Oil and Gas Reserve Information (Unaudited)

  (a) General

  Our estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated by McCune Engineering, independent petroleum engineers, using market prices at the end of each of the years presented in the financial statements. Those prices were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserves estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact.

  (b) Estimated Oil and Gas Reserve Quantities

  Our ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the United States, are summarized below.

	Gas -mcf	Oil -bbls
Proved reserves:
Balance December 31, 2003	---	---
Purchase of reserves-in-place	12,837,406	111,296
Production	(142,968)	(306)
Balance December 31, 2004	12,694,438	110,990

  There were no extensions and discoveries during the year. Since this was the first year that we had reserves there was no revision of previous estimates of reserves.

	Gas-mcf	Oil-bbls
Proved developed reserves at the end of the year Balance December 31, 2003	----	----

Balance December 31, 2004	5,799,463	110,990

  (c) Standardized measure of discounted future cash flows

  The standardized measure of discounted future net cash flows from our proved reserves for the each of the years presented in the financial statements is summarized below. There were no proved reserves for the year ended December 31, 2003. The standardized measure of future cash flows as of December 31, 2004 is calculated using a price per Mcf of natural gas of $6.20 and a price per barrel of oil at $49.55. The gas price was the Williams/Southern Star Central spot gas price (inside FERC index) at the end of the year. The oil price was what we were receiving at December 31, 2004. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves. These costs are based on year-end cost levels. Future income taxes are based on year-end statutory rates. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and gas properties.

  There were no proved reserves at the year ended December 31, 2003.

Year ended December 31, 2004
Future production revenue	$84,195,000
Future production costs	(24,012,000)
Future development costs	(6,093,000)
Future cash flows before income taxes	54,090,000
Future income taxes	(17,613,000)
Future net cash flows	36,477,000
10% annual discount for estimating of future cash flows	(13,198,000)
Standardized measure of discounted net cash flows	$23,279,000

  (d) Changes in Standardized Measure of Discounted Future Net Cash Flows

  The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of the Company's proved oil and gas reserves after income taxes for each of the years presented in the financial statements. There were no proved reserves at December 31, 2003. The proved reserves were purchased in the final quarter of fiscal 2004 therefore there are no revisions of quantity estimates. There were no extensions, discoveries and improved recoveries for the year ended December 31, 2004. In future periods it is expected that there will be extensions, discoveries and improved recovery, changes in prices and production costs, accretion of discount and changes in future income taxes.

Balance December 31, 2003	$ ---
Sales, net of production costs	(645,585)
Acquisition of oil and gas in place	23,924,585
Balance December 31, 2004	$23,279,000