Form 10KSB/A
period 2004-12-31
PETROL OIL & GAS INC
filed 2005-04-28
CIK 1109348

UNITED STATES

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

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2004. $866,924

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2005 was $50,211,928.30 based on a share value of $2.35.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005 was 24,966,778 shares.

Transitional Small Business Disclosure Format (check one): Yes            No    X

PETROL OIL AND GAS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2004

Index to Report

on Form 10-KSB

PART II

PART III

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

GLOSSARY

Term	Definition

Adsorb	A process by which molecules are taken up on the surface of a solid by physical or chemical action. Large amounts of gases may be adsorbed on the surface of a porous material such as coal.

Barrel	In the energy industry, a barrel is a unit of volume measurement used for petroleum and is equivalent to 42 U.S. gallons measured at 60° Fahrenheit.

Basin	A depressed area where sediments have accumulated during geologic time and considered to be prospective for oil and gas deposits.

Blowout	An uncontrolled flow of oil, gas, water or mud from a wellbore caused when drilling activity penetrates a rock layer with natural pressures greater than the drilling mud in the borehole.

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

Re-completion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reserves	Generally the amount of oil or gas in a particular reservoir that is available for production.

Reservoir	The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil or gas, and a cap rock that prevents its escape

Reservoir Pressure	The pressure at the face of the producing formation when the well is shut-in. It equals the shut in pressure at the wellhead plus the weight of the column of oil in the hole.

Shut-in well	A well which is capable of producing but is not presently producing. Reasons for a well being shut-in may be lack of equipment, market or other.

Stratigraphic Trap	A variety of sealed geologic containers capable of retaining hydrocarbons, formed by changes in rock type or pinch-outs, unconformities, or sedimentary features.

Structural Trap	A variety of sealed geologic structures capable of retaining hydrocarbons, such as a faults or a folds.

Tight gas sandstones	Low permeability (having lower capacity to flow fluids through pore spaces) sedimentary rocks with natural gas occuring in the pore spaces. Contrast to high permeability sandstone definition.

Undeveloped acreage	Leased acreage which has yet to be drilled on to test the potential for hydrocarbons.

Unitize, Unitization	Joint operations to maximize produced hydrocarbon recovery among separate operators within a common reservoir

Western Interior Basin	Ancient inland sea and area of sediment deposition which divided North America into two separate landmasses in the Late Cretaceous Period, approximately 75 to 80 million years ago.

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

(b) Business of Issuer

Petrol is an oil and gas exploration, development and production company. Our primary business objective is to create value in the company through the acquisition, development and production of economic quantities of natural gas from buried coal seams, denoted as coal-bed methane (CBM) and other gas bearing formations, as well as the production of oil. The first step in value creation was achieved through the acquisition of the mineral leases from Petrol Energy and others. Petrol has continued its mineral leasing efforts and as of December 31, 2004 we have acquired mineral lease agreements totaling approximately 169,000 gross acres. Last quarter of 2004 was the first quarter of any significant income for Petrol with total revenues from oil and gas production of approximately $866,924.

Petrol has Net Proved Gas and Oil reserves which will generate Discounted Future Net Cash Flows of about $23.28 Million. In addition, Petrol has Probable Gas reserves totaling 5.41 Billion cubic feet which will generate Discounted Future Net Cash Flow of about $8.61 Million. Petrol's daily gas production at year end from its Petrol-Neodesha project averaged about 2.90 Million cubic feet per day.

Petrol has drilled and tested a total of 23 CBM wells on selected leases in its Kansas and Missouri projects. Data from these wells will help us design a future drilling and gas gathering program for these project areas.

Continued development of Petrol's leased acreage that contains Proven reserves will be financed primarily through revenues derived from current and ongoing oil and gas sales and from debt related funding. Should we be successful in acquiring debt related funding it should substantially accelerate the development process.

In Petrol's leased areas that contain Probable and Possible gas reserves, Petrol will determine whether it can produce sufficient amounts of oil and/or natural gas to be commercially viable. If an area is shown to be commercially productive, we intend to explore several methods of funding development and gas gathering operations in that area. The most conservative method would be to limit development to the extent it could be funded through revenues obtained from sales of our ongoing oil and gas production. An accelerated development program could be established by making use of Working Interest (WI) or Joint Venture (JV) partners that would contribute to the costs of drilling and completion and then share in revenues derived from future production. A further acceleration plan could be established which would incur debt to fund drilling and gathering activities at a pace that would allow greater leverage of our current lease position. These economic alternatives may allow us to utilize our own financial assets for the creation of value through the growth of our leased acreage holdings, the acquisition of strategic oil and gas producing companies and generally expand our existing operations.

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

  Determining the appropriate financing and development methods to realize production from probable reserves in relative close proximity to our existing proven leased acreage.

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

Since portions of the acquired mineral leases have existing oil or gas wells, some of them are being considered for re-completion in sandstones and/or coal-beds that appear economically productive. These will add to our knowledge base and may provide financial support for anticipated expansion. This developmental strategy is exemplified in our Petrol-Neodesha project which produces approximately 2.9 Million cubic feet of gas per day.

Operational Area

As an oil and gas exploration and development company, Petrol's primary objective is the development of CBM gas production projects. We identified CBM early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. Petrol expects to focus investment efforts in natural gas well development projects located within known or highly-likely gas-bearing CBM formations in southeastern Kansas and western Missouri.

The Western Interior Coal Region includes three basins in the central United States that contain gas bearing coal deposits of similar area and rank. They are the Arkoma, Forest City and Cherokee Basins. Together these three basins stretch from western Arkansas and central Oklahoma northward through eastern Kansas and western Missouri into central Iowa. Our primary interests lie within areas overlaying the Cherokee basin and portions of the Forest City Basin which are defined geographically as the area bounded to the north by Bourbon Arch, to the east and southeast by Ozark Dome, and to the west by the Nemaha uplift, encompassing northern Oklahoma, southeastern Kansas, and southwestern Missouri.

The Cherokee Basin formation contains Pennsylvanian age coal-beds which are believed to be relatively contiguous throughout the entire basin. Coal found throughout the basin is generally of the same age and type and therefore theoretically should contain similar quantities and quality of gas. Historically, the majority of CBM gas production in Kansas has been in southeastern counties such as Labette, Wilson, Neosho and Cherokee counties, where coal seams and black shale averaging four feet in thickness produce commercial quantities of CBM gas. Our Petrol-Neodesha project is located within this producing Cherokee basin area.

Petrol's producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the total 169,000 leased acres. These properties are in active production with 72 CBM producing wells that produce approximately 2.9 million cubic feet of gas per day. Studies to drill additional wells, improve existing wells and enhance the gas gathering system are currently being evaluated. These studies should serve to enhance the value of these properties and provide knowledge for development of remaining leases in other nearby counties where the company has leases. These properties have provided the company with a revenue stream and certain value in proven reserves.

Currently there are some CBM wells producing in the area of Petrol's Coal Creek project in Coffey County, Kansas. That production information, along with drilling logs from oil exploration in and surrounding our Coal Creek project area, typically confirm the uniformity of the coal-beds, indicating coal seams similar to those found to the south in our Petrol-Neodesha area. Furthermore, data derived from logs, cores and gas production tests on Petrol's exploratory wells in Coffey County overlying the northern extent of the Cherokee basin and the southern portion of the Forrest City basin have shown good gas content and the ability to produce gas during the de-watering process. The rate and scope of production and delivery for this area is currently being analyzed.

We are concentrating our efforts towards realizing value from existing production and developmental leases, but will continue to enhance and perfect our lease portfolio as and when opportunities arise.

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

Our lease agreements vary both in term and price per acre. Some of our leases are for 2 year periods at $2/acre with extensions for 3 additional years, others are for 3 year periods at $3/acre with extensions for 3 additional years, while others are for 5 years at $1/acre with extensions for 3 additional years, and finally others are for 5 years at $10/acre with extensions for 3 additional years.

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

We have completed a standard due diligence process on our leased property, including obtaining a title or title insurance to confirm our rights to any oil, gas or other minerals produced pursuant to our leases. Our final interest in any oil, gas or other mineral that we produce may vary depending upon negotiations with the mineral owners, financers, if any, as well organizations that we may contract to perform drilling, completion and operating activities on our wells.

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

To reduce our exposure to unfavorable changes in natural gas prices we utilize energy swaps in order to have a fixed-price contract. These contracts allow us to be able to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. However, we will not benefit from market prices that are higher than fixed prices in contracts for hedged production. If we are unable to provide the quantity that we have contracted for we will have to go to the open market to purchase the required amounts that hawse have contracted to provide.

In 2005, Petrol entered into contracts with Seminole Energy Services LLC to sell 60,000 mmbtu per month for the period of March 2005 to February 2006 at various fixed prices with the overall average price of $5.99.

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

As of December 31, 2004, we had estimated net reserves and future net income of:

	Proved
	Developed			Total
	Producing	Non-Producing	Undeveloped	Proved
Net Remaining Reserves
Oil (stock-tank barrels)	63,251	47,739	0	110,990
Gas (mcf)	3,923,563	1,874,349	6,894,975	12,692,887

Income Date
Future Net Cash Flows	$15,234,926	$8,330,533	$22,910,487	$46,475,946
Discounted FNCF @10%	$11,755,536	$6,126,565	$14,598,539	$32,480,640

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

Petrol-Neodesha covers about 10,000 gross mineral acres and includes 72 producing gas wells, 8 water disposal wells, about 56 miles of gas gathering and water lines as well as gas compressor sites and a fully equipped operations and maintenance shop. Daily gas production from Petrol-Neodesha at the end of December 2004 averaged approximately 2.90 Million cubic feet per day.

Coal Creek Project

As of December 31, 2004, Petrol had drilled and tested eighteen (18) wells in a pilot/exploration program located within its leased acreage in Coffey County, Kansas. Following drilling, logging and setting steel casing, these wells were perforated in some of the coal intervals that appeared to contain gas. The perforated coal intervals in some wells were acidizied and subsequently fractured using conventional hydraulic techniques in order to stimulate production. Wellheads and downhole pumping systems were used in the process of de-watering the coals and their fractures or cleats. Daily water production ranged between 50-350 barrels per day while produced gases were either flare tested or shut-in at the wellhead. Petrol owns and operates two salt water disposal wells on its Coal Creek properties.

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

Executive and Field Offices

We currently maintain an executive office at 3161 E. Warm Springs Road, Suite 300, Las Vegas, Nevada 89120. The space consists of approximately 1,864 square feet, which houses administrative and corporate offices. The monthly rental for the space is $3,450 per month (increasing by the consumer price index as defined in the lease with minimum annual increase of 3%) commencing April 15, 2004 and ending June 30, 2007 with the first three months free.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Since March 4, 2004, we have been eligible to participate in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the trading symbol "POIG". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

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

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	1,650,000	$ 1.30	650,000 (1)

Total	1,650,000	$ 1.30	650,000

  Options available for issuance under our 2002/2003 stock option plan, which we have issued 2,350,000 options as of December 31, 2004.

In our 2002/2003 Stock Option Plan, we have reserved for issuance an aggregate of 3,000,000 shares of common stock. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future. As of December 31, 2004, 650,000 shares remain available for issuance under the stock option plan.

Recent Sales of Unregistered Securities

On October 7, 2004, we completed a unit offering of 5,633,333 units, each unit consisting of 1 share of common stock and 1 warrant, resulting in cash net of offering costs of $6,141,200. Each warrant entitles the investor the right to purchase 1 share of our common stock at $1.50 per share at any time through September 8, 2007. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. As part of the unit offering, we were required to use commercially reasonable efforts to file a registration statement with the SEC covering the units and have the registration declared effective within 120 days of the last Closing under the unit offering. As of the date of this report, the registration statement has not been declared effective. The subscription agreement for the unit offering contains a liquidated damage clause calling for us to pay damages ranging from 1%-2% for each thirty day period the registration statement is not effective as follows; (i) 1% of the purchase price of the Units for the first 30 day period, (ii) 1.5% of the purchase price of the Units for the second 30 day period, and (iii) 2% of the purchase price of the Units for each 30 day period thereafter (i) and (ii). We believe we have used commercially reasonable best efforts in an attempt to have the registration statement declared effective and therefore will not be subject to payment of the liquidated damages. However, in the event we are required to pay the liquidated damages, the impact on our operations could be material.

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

On December 16, 2004, we issued a total of 90,000 shares of our restricted common stock to CEOcast, Inc. 40,000 shares were issued pursuant to its consulting agreement dated August 7, 2004 and 50,000 shares were issued as a finder's fee for the Laurus transaction. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

On February 1, 2005, we entered into an agreement with Robert Howell wherein we agreed to grant 125,000 options to Mr. Howell at a price equal to the average of the last 22 trading days ending April 29, 2005. The options expire in 5 years. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On February 7, 2005, we entered into a Consulting Agreement with CEOcast, Inc., wherein we agreed to issue 40,000 shares of our common stock to CEOcast. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). As of the date of this filing the shares have not been issued.

On March 16, 2005, we entered into an agreement with CSC Group, wherein we agreed to grant 150,000 options to CSC at $2.04 per share of our common stock. The options expire in 5 years. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

The last quarter of 2004 was our first quarter to generate any significant income with total revenues from oil and gas production amounting to approximately $822,739. The revenues generated were primarily derived from the $10 million acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC (the "Petrol-Neodesha"). The acquisition includes leasehold rights to approximately 10,000 acres and 72 producing gas wells in the Thayer Gas Field, in Southeast Kansas, 8 water disposal wells, about 56 miles of gas gathering and water lines as well as gas compressor sites and a fully equipped operations and maintenance shop. Daily gas production from Petrol-Neodesha at the end of December 2004 averaged 2.90 Million cubic feet per day. This purchase provides an ongoing source of revenue and cash for the company, and moves us to the next stage of value creation. A copy of the audited statement of combined revenues and direct operating expenses and pro forma condensed financial statements for the purchase of the assets from Savage Resources, LLC and Savage Pipeline, LLC are attached to the Form 8-K/A filed on April 14, 2005.

During the latter half of 2004 we acquired several oil producing properties with financing primarily from outside investors that formed LLC's. These properties included mineral leases, oil producing and water injection flood wells. We own the mineral leases and operate the wells on behalf of the LLC's. In total we operate about 318 oil wells and 120 water flood wells on about 5,620 gross acres. Daily oil production as of the end of December 2004 averaged 73.4 barrels of oil per day.

We intend to continue seeking acquisition opportunities which compliment our current production. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while seeking larger debt funding opportunities sufficient enough to develop a greater portion of our mineral leases.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2004 and 2003.

	2004	2003	Increase
	Amount	Amount	(Decrease)
Revenue	$ 866,924	$ -	$ 866,924

Expenses:
Direct cost	221,339	-	221,339
General and administrative	1,000,029	343,941	656,088
Professional and consulting fees	1,906,036	1,374,754	531,282
Depreciation, depletion and amortization	213,475	-	213,475
Acquisition cost	654,000	-	654,000
Total	3,994,879	1,718,695	2,276,184

Net loss from operations	(3,127,955)	(1,718,695)	(1,409,260)
Other income (expense):
Interest and other income	39,417	1,067	38,350
Interest expense	(1,435,369)	(16,156)	(1,419,213)
Net loss	$(4,523,907)	$(1,733,784)	$(2,790,123)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue: Total revenue for the years ended December 31, 2004 and 2003 was $866,924 and $0. Historically, we have been in a development stage, acquiring various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts. During the first three quarters of 2004 we had acquired and developed specific properties in order to begin production during the fourth quarter of 2004. Upon commencement of production, we have earned $142,298 through oil drilling efforts and $724,626 in gas production efforts.

Expenses:

Direct cost for the years ended December 31, 2004 and 2003 were $221,339 and $-0-, respectively, for and increase of $221,339. The increase is attributable to costs associated with the production of gas and oil.

General and administrative expenses for the years ended December 31, 2004 and 2003 were $1,000,029 and $343,941, respectively, for an increase of $656,088. The increase is attributable to the additional overhead incurred in connection with the commencement of field operations.

Acquisition cost for the years ended December 31, 2004 and 2003 were $654,000 and $0, respectively, for an increase of $654,000. The increase is attributable to the acquisition of leases from CBM Energy, Inc.

Professional and consulting fees were $1,906,036 and $1,374,754 during the years ended December 31, 2004 and 2003, for an increase of $531,282. During the first and second quarters of 2004, we entered into several professional consulting agreements in order to successfully execute the private placement in the third quarter as well as obtain the required financing to complete the Petrol-Neodesha acquisition, which was the primary reason for the increase in professional and consulting fees.

Depreciation, depletion and amortization expense for the years ended December 31, 2004 and 2003 were $213,475 and $0. Historically, as a development stage company, we had not placed in service depreciable assets nor had we begun production eliminating the need for a depletion expense. As of December 31, 2004, we have completed all current acquisitions obligations and have commenced production.

Other Income (Expense):

Interest and other income for the years ended December 31, 2004 and 2003 was $39,417 and $1,067, respectively, for an increase of $38,350 which was derived from our $200,000 investment with CPA Investments.

Interest Expense for the years ended December 31, 2004 and 2003 was $1,435,369 and $16,156, respectively, for an increase of $1,419,213. During the year ended December 31, 2004, we acquired financing in the form of a convertible note in the amount of $8,000,000. Due to the nature of this debt instrument, we have calculated and expensed beneficial conversion of the note, which attributes $1,013,000 to the amount expensed. The additional increase over the prior year is allocated to the accrual of normal principal balance of the loan.

Net Loss: Our net loss for the years ended December 31, 2004 and 2003 was $4,523,907 and $1,733,784, respectively, for an increase loss in the amount of $2,790,123. Of these losses, approximately $1,800,000 was attributable to asset acquisitions and financing arrangements and the balance to increased overhead in connection with field operations and production costs.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on the sustained development and production of CBM on our existing properties, pursuing strategic acquisitions of producing properties and creating value by furthering our business plan.

We intend to fund portions of our field operations and development program through, capital raised in our unit offering, from revenues obtained from sales of our CBM gas and oil production, from outside lenders, and from proceeds of exercised warrants and options. In addition, we may take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to realize the value in our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

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

Until late in 2004, we financed cash flow requirements through debt financing and the issuance of common stock for cash and services. With the acquisition of the Petrol-Neodesha and certain oil properties, we are currently providing ongoing revenue and cash from these properties. As we expand operational activities, we will weigh the pace of further drilling and development against the availability of internal and external funding.

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

Our net proceeds from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $7,652,500. We utilized $7.0 million of the proceeds for the Petrol-Neodesha acquisition. In addition, we paid finders' fees of: (i) $345,000 in cash; (ii) 50,000 shares of restricted common stock; and (iii) issued a warrant to purchase 100,000 shares of our common stock at $2.00 per share for a period of three years.

On January 28, 2005, we amended the Laurus Funds Secured Convertible Term Note and the Registration Rights Agreement. Laurus agreed to move six months of principal payments (January through May of 2005) to be paid on the Maturity Date (October 28, 2007). Additionally, Laurus agreed to extend certain filing and effectiveness dates under the registration rights agreement. In consideration for the amendment, we issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of our common stock at $2.50 per share for the first 666,667 shares and $3.00 per share for the next 333,333 shares. Further, we are required to file a registration statement covering the new warrant on or before August 1, 2005.

Cash Flows. Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

In our unit offering completed on October 7, 2004, we sold 5,633,333 units for a total purchase price of $6,760,000, which net of the offering costs totaled $6,141,200, all of which was paid in cash. Each unit consisted of 1 share of restricted common stock and 1 warrant.

The following summarizes private placement offerings completed during 2004 and 2003:

Date	Description	Shares	Price per Share	Net Cash Proceeds	Warrants	Exercise Price

4/2003	Miscellaneous Sales	450,000	$0.75	$337,500	N/a	N/a

12/2003	IPO - Common Stock	2,350,473	$1.00	$2,286,098	N/a	N/a

10/2004	Unit Offering - Common Stock	5,633,333	$1.20	$6,141,200	5,633,333	$1.50

10/2004	Convertible Note	n/a	n/a	$8,000,000	4,186,667 2,146,666	$2.00 $3.00

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is to efficiently manage the production from the Savage acquisition, our ability to obtain additional capital through additional equity and/or debt financing, and Joint Venture or Working Interest partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

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

Our Reserve Report dated December 31, 2004 indicates Petrol has Proven Undeveloped gas reserves on its leases in the Coal Creek Project totaling 1.08 Billion cubic feet and Probable Net reserves of approximately 1.01 Billion cubic feet. Various alternatives for further development of the field and the gas gathering infrastructure in this project are currently being evaluated

The remaining five exploratory/test wells were drilled on our Missouri Project in Cass County Missouri. Again most were located in close proximity to an interstate gas pipeline system. Since the Cherokee basin dips to the west the CBM formations in Missouri are considerably shallower than in Kansas, with total depths being about 700 ft.

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

Derivatives

Description of contracts.

To reduce our exposure to unfavorable changes in natural gas prices we have entered into an agreement to utilize energy swaps in order to have a fixed-price contract. This contracts allows us to be able to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. However, we will not benefit from market prices that are higher than the fixed prices in our contracts for hedged production. If we are unable to provide the quantity that we have contracted for we will have to go to the open market to purchase the required amounts that we have contracted to provide. For the year ended December 31, 2004 our fixed price contracts hedged approximately 72% of our natural gas production. There was no production in 2003.

The following table summarizes our fixed price contracts as of December 31, 2004:

	Year ended December 31,
	2005	2006
Contract volume	480,000	70,000
Weighted-ave fixed price	$5.85	$6.07
Fixed-price sales	$2,810,250	$425,000
Fair value liability	($157,960)	($71,475)

Accounting.

All of our fixed price contracts have been executed in connection with our natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. All of our contracts are considered to be cash flow hedges and there was no realized gains or losses in the year ending December 31, 2004. For the contracts that were open at December 31, 2004, the change in the fair value is shown as an adjustment to other comprehensive income with a corresponding balance sheet asset or liability recorded.

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

Revenue Recognition.    It is our policy to recognize revenue when production is sold to a purchaser at a fixed or determinable price.

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

  Asset Retirement Obligations

  Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented herein.

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

NAME	AGE	POSITION
Paul T. Branagan	61	President, CEO, Chairman, Secretary/Treasurer
Loren Moll	48	Director
John C. Garrison	53	Chief Financial Officer

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

  Potential conflict of interest: Paul Branagan, our president, chief executive officer and chairman of the board, is an officer and director of Millennium Plastics Corporation, another public company, which may impact the amount of his time spent on our business matters. Further, Mr. Branagan is a director of Integrated Environmental Technologies, Ltd., a 34 Act reporting company. Mr. Branagan may have demands placed on his time, which will detract from the amount of time he is able to devote to us. Mr. Branagan devotes at least 40 hours per week of his business time and attention to our activities as required. Although Mr. Branagan has other current business interests he will attend to our business as his first priority. We consent to and understand this potential conflict of interest.

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

  Neither Mr. Branagan nor Mr. Moll are considered independent directors.

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

  In December of 2002 reserved for issuance an aggregate of 3,000,000 shares of common stock under our 2002/2003 Stock Option Plan and Non-Employee Directors' Plan. These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future. As of December 31, 2004, 650,000 shares remain available for issuance.

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

  Option Grants

  The board of directors adopted a 2002/2003 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 3,000,000 shares of common stock may be granted to employees, directors and consultants. As of December 31, 2004, 650,000 shares remain available for issuance under the stock option plan. Pursuant to the plan, stock options were granted as follows:

Date Granted	Exercise Price Per Share	Number of Shares

December 19, 2002
Granted	$0.50 to $2.50	1,350,000
Exercised	-	-0-
Cancelled	-	-0-
Expired		100,000

December 27, 2002
Granted	$0.50	700,000
Exercised	$0.50	700,000
Cancelled	-	-0-

March 1, 2004
Granted	$1.25 to $1.50	300,000
Exercised	-	-0-
Cancelled	-	-0-

November 1, 2004
Granted	$0.50 - $1.00	100,000
Exercised	-	-0-
Cancelled	-	-0-

Total outstanding	$0.50 to $2.50	1,650,000

  ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth the cash compensation of our executive officer Paul Branagan and our non-executive employee Gary Bridwell.

  Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock	Options	LTIP Payouts	All Other Compensation
Paul Branagan, President	2004 2003 2002	$166,666.75 $145,417 $35,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 1,250,000(2)	-0- -0- -0-	$10,725(1)(3) -0- -0-
Gary Bridwell Field Operations Manager	2004	$125,000	-0-	-0-	100,000	-0-	-0-	-0-

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

    As of December 31, 2004, $8,940 of the $10,725 over riding royalties has not been paid to Mr. Branagan.

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

  Non-Executive Employment Agreement

  On November 1, 2003, Petrol executed an Employment Agreement with Gary Bridwell, wherein Mr. Bridwell agreed to serve as the Company's Field Operations Manager. We agreed to pay Mr. Bridwell a starting salary of $10,000.00 per month and he is entitled to participate in the Company's group health insurance and also is entitled to utilize the Company credit card, which is for the sole use of Company business and is subject to the policies of the Company covering such matters. On January 11, 2005, we issued 100,000 shares to Mr. Bridwell for completing on year of employment with the Company.

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

  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2005 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

  Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Paul Branagan, President	1,750,000 (3)	7%
Loren Moll, Director	3,100,000	12%
John C. Garrison, Chief Financial Officer	0	0%
Directors and Officers as a Group	4,850,000	19%

    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

    Figures are rounded to the nearest whole percent.

    Includes 1,250,000 options to purchase our restricted common stock at prices ranging from $0.50 to $2.50 per share.

  Security Ownership of Certain Beneficial Owners
Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Wellington Management Company, LLP (3) 75 State St. Boston, MA 02109	2,500,000	10%
Beneficial Owners as a Group	2,500,000	10%

    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

    Figures are rounded to the nearest whole percent.

    The 2,500,000 shares represents the amount of shares Wellington Management Company, LLP ("WMC") may be deemed to beneficially own as investment advisor, which are held of record by clients of WMC. No such client of WMC is known to have such right or power with respect to more than five percent of this class of securities.

  * The information used for the table of Security Ownership of Certain Beneficial Owners is based on the information reported on the beneficial owners Schedule 13G filings.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Paul Branagan

  As part of Mr. Branagan's employment agreement, as amended, we are obligated to pay Mr. Branagan a perpetual 1/100 Over Riding Royalty on production from any wells completed on our leased acreage. For the year ended December 31, 2004, Mr. Branagan earned a total of $10,725 as part of the Over Riding Royalty.

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

  ________________________

  * Filed herewith

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

  Date: April 27, 2005

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Paul Branagn	President, Secretary/Treasurer,	April 27, 2005
Paul Branagan	CEO, Chairman

/s/Loren Moll	Director	April 27, 2005
Loren Moll

/s/John C. Garrison	Chief Financial Officer	April 27, 2005
John C. Garrison

  Petrol Oil and Gas, Inc.

  Report of Independent Registered Public Accounting Firm

  Stockholders and Directors

  Petrol Oil and Gas, Inc.

  We have audited the accompanying balance sheet of Petrol Oil and Gas, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  Weaver & Martin, LLC

  Kansas City, Missouri

  April 15, 2005

  Petrol Oil and Gas, Inc.

  Balance Sheet
	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$ 1,792,885	$ 1,059,838
Cash, restricted	852,346	-
Accounts receivable	312,982	-
Prepaid expenses	11,526	-
Investments	15,778	200,000
Total current assets	2,985,517	1,259,838

Fixed assets, net	1,682,151	28,036

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,614,599	1,289,573
Properties subject to amortization	10,813,087	-
Capitalized loan costs, net	737,000	-
Total other assets	13,164,686	1,289,573

	$ 17,832,354	$ 2,577,447

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 462,153	$ 268,071
Accrued liabilities	276,129	25,116
Short-term derivative liability	157,960	-
Asset retirement obligation	445,617	6,200
Accrued payable - related party	270,000	-
Note payable - related party	-	47,500
Current portion of long term debt	976,574	4,000
Total liabilities	2,588,433	350,887

Long-term derivative liability	71,475	-
Long-term debt, less current portion	5,143,819	22,923
	5,215,294	22,923

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par, authorized 10,000,000 shares; no shares issued	-	-
Common stock, $.001 par, authorized 100,000,000 shares; 24,619,660 and 17,247,466 issued and outstanding at December 31, 2004 and 2003	24,620	17,247
Stock for services not issued 75,500 and 160,000 shares at December 31, 2004 and 2003	175	160
Unamortized cost of stock issued for services	(50)	(1,000)
Additional paid in capital	17,200,707	4,630,713
Other comprehensive (loss)	(229,435)	-
Accumulated (deficit)	(6,967,390)	(2,443,483)
	10,028,627	2,203,637

	$ 17,832,354	$ 2,577,447

  See notes to financial statements.

  Petrol Oil and Gas, Inc.

  Statement of Operations

	For the Years Ended December 31,
	2004	2003

Revenue	$ 866,924	$ -

Expenses:
Direct costs	221,339	-
General and administrative	1,000,029	343,941
Professional and consulting fees	1,906,036	1,374,754
Depreciation, depletion and amortization	213,475	-
Acquisition costs	654,000	-
Total expenses	3,994,879	1,718,695

Net operating (loss)	(3,127,955)	(1,718,695)

Other income (expense):
Interest and other income	39,417	1,067
Interest expense	(1,435,369)	(16,156)
Total other income (expense)	(1,395,952)	(15,089)

Net (loss)	$ (4,523,907)	$ (1,733,784)

Weighted average number of common shares Outstanding - basic and fully diluted	20,647,542	14,721,438

Net (loss) per share - basic and fully diluted	$ (0.22)	$ (0.12)

  See notes to financial statements.

  Petrol Oil and Gas, Inc.

  Statements of Changes in Stockholders' Equity

Common Stock		Additional Paid-in Capital	Unamortized Cost of Stock Issued for Services	Stock for Services Not Issued	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Shares	Amount

Balance, January 1, 2003	13,151,993	$ 13,152	$ 1,006,155	$ 215	$ -	$ -	$ (709,699)	$ 309,823

Shares issued for services	80,000	80	89,880	40	-	-	-	90,000
Shares issued for services not yet received	-	-	119,880	120	-	-	-	120,000
Shares issued for cash	450,000	450	337,050	-	-	-	-	337,500
Shares issued for services	215,000	215	-	(215)	-	-	-	-
Shares issued as collateral	1,000,000	1,000	-	-	(1,000)	-	-	-
Warrants issued for services	-	-	794,000	-	-	-	-	794,000
Shares issued for cash	2,350,473	2,350	2,283,748	-	-	-	-	2,286,098

Net (loss)
For the year ended December 31, 2003	-	-	-	-	-	-	(1,733,784)	(1,733,784)
Balance, December 31, 2003	17,247,466	17,247	4,630,713	160	(1,000)	-	(2,443,483)	2,203,637

Shares issued for services	413,861	415	904,085	-	-	-	-	904,500
Shares issued	160,000	160	-	(160)	-	-	-	-
Shares issued for asset acquisition	765,000	765	764,235	-	-	-	-	765,000
Warrants and options issued for services	-	-	548,600	-	-	-	-	548,600
Shares for services not yet issued	-	-	200,873	125	-	-	-	200,998
Shares for acquisition not yet issued	-	-	94,950	50	-	-	-	95,000
Options exercised	1,350,000	1,350	836,150	-	-	-	-	837,500
Shares returned from collateral	(1,000,000)	(1,000)	-	-	1,000	-	-	-
Shares held by lender as collateral	50,000	50	-	-	(50)	-	-	-
Shares issued for cash	5,633,333	5,633	6,135,567	-	-	-	-	6,141,200
Beneficial conversion of convertible stock	-	-	1,013,000	-	-	-	-	1,013,000
Warrants issued in financing	-	-	2,072,534	-	-	-	-	2,072,534
Other comprehensive loss	-	-	-	-	-	(229,435)	-	(229,435)

Net (loss)
For the year ended December 31, 2004	-	-	-	-	-	-	(4,523,907)	(4,523,907)
Balance, December 31, 2004	24,619,660	$ 24,620	$ 17,200,707	$ 175	$ (50)	$ (229,435)	$ (6,967,390)	$ 10,028,627

  See notes to financial statements.

  Petrol Oil and Gas, Inc.

  Statement of Cash Flows

	For the Years Ended December 31,
	2004	2003
Cash flows from operating activities
Net loss	$ (4,523,907)	$ (1,733,784)
Depreciation, depletion and amortization	383,987	2,107
Shares issued for services	972,000	1,004,000
Shares issued for asset acquisitions	654,000	-
Warrants issued for services	585,598	-
Beneficial conversion	1,013,000	-
Adjustments to reconcile net (loss) to cash used in operating activities-
(Increase) in accounts receivable	(312,982)	-
(Increase) in prepaid expenses	(11,526)	-
Increase in accounts payable	194,081	158,102
Increase in accrued liabilities	251,013	31,315
Increase (decrease) in due to officer	(47,500)	22,500
Increase in due to related party	270,000	-
Net cash (used) by operating activities	(572,236)	(515,760)

Cash flows from investing activities
Purchase of proven properties	(8,410,000)	(30,142)
Purchase of oil and gas equipment	(1,590,000)	-
Purchase of other property and equipment	(95,214)	-
Purchase of oil and gas leases	(367,506)	-
Investment	184,222	(200,000)
Addition to restricted cash	(852,346)	-
Additions to capitalized oil and gas costs	(1,831,023)	(1,006,617)
Net cash (used) by investing activities	(12,961,867)	(1,236,759)

Cash flows from financing activities
Amortized loan fees	(707,500)	-
Payments on note payable	(4,050)	(1,086)
Proceeds from loans payable	8,000,000	28,009
Proceeds from sale of common stock	6,978,700	2,623,598
Net cash provided from financing activities	14,267,150	2,650,521

Net increase in cash	733,047	898,002
Cash - beginning	1,059,838	161,836
Cash - ending	$ 1,792,885	$ 1,059,838

Supplemental cash flow information:
Interest paid	$ 26,685	$ 16,156
Income taxes paid	$ -	$ -

Non-cash transactions
Shares issued for asset purchase	$ 860,000	$ -
Shares issued for services and loan fees	$ 1,653,923	$ 1,004,000
Warrants and options issued for services and financing	$ 2,621,134	$ -
Shares for services and acquisition not issued	$ 175	$ 160
Beneficial conversion	$ 1,013,000	$ -

  See notes to financial statements.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  1. Significant Accounting Policies

  Basis of Presentation

  We are no longer a development stage enterprise.

  Nature of Business

  The Company was originally organized on March 3, 2000, under the laws of the State of Nevada, as Euro Technology Outfitters (Euro). On August 19, 2002 Euro acquired, in an asset purchase agreement, land leases and accumulated expenditures and assumed liabilities from Petrol Energy, Inc. On August 20, 2002, the Company amended its Articles of Incorporation to rename the Company Petrol Oil and Gas, Inc. and increased the authorized capital stock to 100,000,000 shares of Common Stock $0.001 par value and, 10,000,000 shares of Preferred Stock $0.001 par value.

  The Company is now engaged in the exploration, development, production and marketing of oil and natural gas. The Company's primary objective is the development of Coalbed Methane (CBM) gas production projects. CBM was identified early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. The Company has focused its efforts to eastern Kansas and western Missouri where leases were acquired that appeared geologically suitable for CBM exploration.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and accompanying notes. Actual results could differ from those estimates.

  Investment in Unconsolidated Companies

  The Company uses the equity method of accounting for its investments in which its interest is over 20% but is non-controlling and less than 50% ownership. Under the equity method, the Company records its share of the net income or loss as an increase or decrease in the investment less its share of distributions.

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

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  Income Taxes

  The Company accounts for income taxes under SFAS 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

  Fair value of financial instruments

  The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of the Company's debt obligations reasonably approximates their fair value at the stated interest rate approximates current market interest rates of debt with similar terms that is available to the Company.

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

  Revenue recognition

  It is the Company's policy to recognize revenue when production is sold to a purchaser at a fixed or determinable price.

  Debt issue costs

  Costs related to securing the Company's long-term convertible debt are recorded as an asset and are amortized over the life of the debt.

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

  Long-lived assets

  The Company reviews the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

  Asset retirement obligations

  The Company accrues for asset retirement obligations, primarily for assets on leased sites, in the period in which the obligations are incurred. The Company accrues these costs at estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. The Company has identified asset retirement obligations pertaining to the closure of wells on its land leases. The Company has estimated the fair value of its asset retirement obligations, based in part on the terms of quoted agreements.

  Concentration of credit risk

  The Company substantially sells all oil and gas production to two customers. In 2004, the two largest customers accounted for 83% and 16% of sales and accounts receivable.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  Accounting for Derivative Instruments and Hedging Activities

  The Company seeks to reduce its exposure to unfavorable changes in natural gas prices by utilizing energy swap contracts (effectively fixed price contracts). The Company has adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Contracts and Hedging Activities. It requires that all derivative instruments be recognized as assets or liabilities in the statement of financial position, measured at fair value. Accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For derivatives that are designated as cash flow hedges changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

  Although the Company's fixed price contracts may not qualify for special hedge accounting treatment from time to time under specific guidelines of SFAS 133, the Company refers to these contracts as hedges inasmuch as this was the intent when such contracts were executed, the characterization is consistent with the actual economic performance of the contracts, and the Company expects the contracts to continue to mitigate its commodity price risk in the future. The accounting for the contracts is consistent with the requirements of SFAS 133.

  Accounting for Derivative Instruments and Hedging Activities - continued

  The Company has established the fair value of all derivative instruments using estimates determined by using established index prices and bases adjustments. The values reported in the financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

  Recent issued accounting Standards

  In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the first quarter of fiscal 2004. This interpretation did not affect the Company's financial statements.

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

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  Reclassifications

  Certain reclassifications have been made to prior periods to conform to current presentation.

  2. Stockholders' Equity

  Common stock

  As of December 31, 2004 and 2003, there was an additional 75,500 and 160,000 shares, respectively, that we needed to issue. The 2003 shares were issued in 2004.

  Stock Transactions

  The Company entered into a geologist/technical advisor consulting agreement on December 1, 2002 with Mr. William Stoeckinger. The agreement was for a one year term (amended to a thirteen month term) and Mr. Stoeckinger received 160,000 shares upon signing the agreement, 20,000 shares per month for thirteen months (as amended in a subsequent agreement). At December 31, 2002 Mr. Stoeckinger had earned 180,000 shares that weren't issued. The shares were issued in 2003. During 2003 Mr. Stoeckinger earned 240,000 shares of stock that was valued at $210,000. He was issued 80,000 shares and at December 31, 2003 was due 160,000 shares. The shares that were due to him were recorded at the par value of $160 as stock earned but not issued at December 31, 2003 and were issued in 2004. At December 31, 2004, Mr. Stoeckinger earned an additional 20,000 shares of stock with a fair market value of $20,000. All shares were issued in January 2004. The fair market value of the stock was determined by the price that we were selling shares to our investors as the shares were earned. Professional and consulting expense was charged $20,000 and $210,000 in 2004 and 2003 respectively.

  The Company sold 450,000 shares of stock at a price of $.75 per share and 2,350,473 shares at a price of $1.00 per share in 2003. The costs associated with the sale of these shares totaled $60,000 for professional fees and $4,375 for other costs. These costs were netted against the additional paid in capital associated with the sale of the stock.

  On April 18, 2003, the Company issued 1,000,000 shares of its common stock to Cornerstone Bank as collateral for a note payable to the bank. On July 7, 2003, the Company paid off the note and the bank returned the shares. On July 2, 2003 the Company entered into a loan agreement with CPA Directed Investments (CDI). As part of that agreement the Company was required to issue 1,000,000 shares of Company stock in CDI's name. The par value of the shares of $1,000 was recorded as common stock with an offsetting amount recorded as a reduction of equity in the account unamortized cost of stock issued for collateral. The loan was repaid and the stock was returned to the Company on January 26, 2004.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  On January 14, 2004, we entered into a twelve-month consulting agreement with Consulting Solutions whereby Consulting Solutions would provide introduction to international strategic alliance partners for investment in drilling activities related to CBM production. At December 31, 2004, we issued 35,000 shares in the name of Fidelity Insurance Company on behalf of Consulting Solutions for services provided per the consulting agreement. The value of the stock as determined by the market price of our stock on the day of the agreement was $73,500 and this was recorded as professional and consulting fee expense.

  On January 15, 2004 the Company to exchange 765,000 shares of its stock to Mr. John Haas, Mr. Mark Haas and Mr. W.B. Mitchell, principals of CBM Energy, Inc. for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. The value of the transaction was $765,000. $31,000 of value was assigned to capitalized mineral leases based on the unamortized lease cost of each leased acre. $80,000 of value was assigned to capitalized oil & gas costs based on the fair market value of the test wells on the leased property. The remaining $654,000 was expensed in January 2004.

  On February 9, 2004, the Company agreed to issue 10,000 shares of common stock to Joseph Blankenship. The value of the stock of $10,000 was recorded as a professional and consulting fees expense. Stock earned but not issued was recorded at par value at December 31, 2004.

  On April 13, 2004, Goran Blagojevic exercised 250,000 warrants at a price of $.75 per share. On August 1, 2004 Mr. Blagojevic exercised 400,000 warrants at a price of $.75 per share.

  On May 3, 2004, the Company issued 100,000 shares of its common stock to CPA Directed Investments (CDI) pursuant to a $250,000 secured promissory note dated May 5, 2004. CDI was to return 50,000 shares for cancellation at such time as the loan and interest are paid in full. On October 8, 2004, the Company repaid the loan and 50,000 shares of our stock were issued to CDI for extending the payment period three months. This fee was determined based on the market value of our stock on the date of the agreement and totaled $132,500. The par value of $50 which represented the 50,000 shares held as collateral was recorded as unamortized cost of stock issued for collateral until such time as the shares are returned.

  On June 17, 2004, the Company issued 120,000 shares of its common stock to XXR Consulting Inc. pursuant to a consulting agreement executed on June 4, 2004. The value of the stock as determined by the market price of our stock on the day of the agreement was $276,000 and this was recorded as professional and consulting fee expense.

  The Company sold 5,633,333 shares of its common stock during the third quarter. Each share was sold for $1.20 and it included a warrant to purchase an additional share of common stock for a price of $1.50 per share expiring on September 8, 2007. The proceeds raised totaled $6,760,000. The proceeds were offset by direct costs relating to commissions paid, totaling $479,800, legal fees of $131,500 and other costs of $7,500. We also issued 845,000 warrants as additional commission to Energy Capital Solutions (see options and warrants below) The value assigned to the warrants would normally be recorded as additional paid-in capital, however, since this was a cost of the offering there was no additional paid-in capital. The net amount received from the sale was $6,141,200.

  A supplier has agreed to be paid in stock for 10% of any invoice. Stock earned but not issued to the supplier at December 31, 2004 was recorded at par value.

  On June 15, 2004 the Company entered into a consulting agreement with ECON Investor Relations, Inc. The monthly fee is $10,000 of which $6,000 is payable in stock and the agreement is for one year with either party able to terminate the agreement based on 30 days written notice. On October 27, 2004, we issued 8,861 shares of common stock to ECON valued at $21,000. Stock earned but not yet issued of to the consultant at December 31, 2004 was recorded at par value.

  The Company entered into an agreement with Haas Oil Group whereby the Company agreed to issue 50,000 shares of common stock in exchange for 100% working interest in certain leases that Haas owned. The shares were valued at $1.90 per share, which was the trading price of the Company's common stock on September 20, 2004 the date the agreement was signed. At December 31, 2004, the shares were earned but not issued.

  On August 7, 2004, the Company entered into a consulting agreement with CEOcast, Inc., wherein we agreed to issue 40,000 shares of its common stock. The 40,000 shares were issued on December 16, 2004 and the expense was recorded based on the value of our common stock on the date of issue.

  On December 2, 2004, we issued 35,000 shares of common stock to Fidelity Insurance Company, Ltd., in accordance with Consulting Solutions request pursuant to a consulting agreement. The expense was recorded based on the value of our common stock on the date of issue.

  On December 2, 2004 the Company issued 90,000 shares of its common stock to Hard Funding, Inc. pursuant to the twelve-month financial consulting agreement entered into on January 14, 2004. The value of the stock was determined by the market price of our stock on the day of issue.

  On December 16, 2004 the Company issued 50,000 shares of its common stock to CEOcast, Inc. as a finder's fee resulting from the successful execution of financing arrangements valued at $84,500. The value was determined by the underlying value of the stock at the time of issuance and recorded as amortizable loan fees.

  On November 1, 2004 we recorded as additional compensation $152,000 that represented the market value (as determined based on the price our shares were trading on that day) of 100,000 shares of our common stock that was earned by Mr. Gary Bidwell. The shares were not issued at December 31, 2004 and the par value of the stock was recorded as stock for services not issued.

  Options and warrants

  The Board of Directors on December 16, 2002 adopted the 2002 stock option plan for 3,000,000 shares.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  On November 21, 2003, the Company entered into an agreement with NIO Fund Ltd. whereby NIO received 1,500,000 warrants to purchase shares of the Company's common stock at a price of $.875 per share with a three-year life. The value of the options using the Black-Scholes pricing model was $461,000 and this was recorded as professional and consulting expense.

  On November 24, 2003, NIO assigned 1,000,000 warrants to Mr. Paolo Simoni and 500,000 warrants to Mr. Goren Blagojevic.

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

  On January 15, the Company entered into an agreement with Mr. John Haas, Mr. Mark Hass and Mr. W.B.Mitchell whereas the Company would be allowed access to approximately 10,000 acres of leased mineral rights for the purpose of exploring, and evaluating gas production for 6 months. Mr. John Haas agreed to join the Board of Directors of the Company. Mr. Mark Haas agreed to be a project manager and consultant for the Company. Mr. W.B. Mitchell agreed to provide consulting support for lease/land acquisitions. Each of the three individuals received 600,000 stock warrants (1,800,000 total) to purchase shares at a price of $1.20 per share; 400,000 stock warrants (1,200,000 total) to purchase shares at a price of $1.50 per share; and 300,000 stock warrants (900,000 total) to purchase shares at a price of $2.00 per share. The warrants expire on July 15, 2006. The value of the warrants, using the Black-Scholes pricing model, is $420,700 and this was recorded in January 2004 as a professional and consulting fees expense.

  On February 9, 2004 the Company granted Joseph Blankenship an option to purchase 50,000 shares at $2.50 per share for the first 25,000 shares and $4.00 for the remaining 25,000 shares. The option was granted pursuant to the Research Agreement. The term of the option is for two years. The value of the options, using the Black-Scholes pricing model, of $200 was recorded as a professional and consulting fees expense.

  On February 18, 2004, we granted to CSC Group LLC (owned by Mr. Steve Cochennet an advisory board member) a stock warrant giving CSC the right to purchase 200,000 shares of its common stock. The term and exercise price of the warrant shares shall be: (i) 100,000 shares at $1.50 per share for a term of two years; and (ii) 100,000 shares at $2.50 per share for a period of two years. The value of the warrants, using the Black-Scholes pricing model, was $7,400 and this was recorded as a professional fees expense.

  On March 1, 2004 the Company issued 100,000 stock options with an exercise price of $1.25 per share and 200,000 stock options with an exercise price of $1.50 per share to Mr. William Burk. Mr. Burk has performed consulting services for the Company. The options expire in three years. The value of the options, using the Black-Scholes pricing model, was $38,500 and this was recorded as a professional and consulting fees expense.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  In connection with the sale of 5,533,333 shares of common stock during the third quarter each share purchased included a warrant to purchase an additional share of common stock for a price of $1.50 per share expiring on September 8, 2007.

  We issued 845,000 warrants to Energy Capital Solutions in connection with the stock sales. The warrants are for the purchase of common stock at a price of $1.35 per share and the warrants expire October 29, 2009. The value of the warrants issued to Energy Capital Solutions, using the Black-Scholes pricing model, was $447,850. Since these warrants were part of the cost of the offering there was no entry into additional paid-in capital.

  On October 28, 2004 the Company issued 5,333,333 warrants to Laurus Master Fund, Ltd., in connection with the convertible note agreement entered into on the same day. Pursuant to the agreement, Laurus Master Fund was issued 3,520,000 warrants to purchase common stock for a price of $2.00 per share expiring on October 28, 2009 and an additional 1,813,333 warrants to purchase common stock at a price of $3.00 per share expiring on October 28, 2004. The value of the warrants using the Black-Scholes pricing model was $2,072.534, which was off set against the long-term liability. The Company also issued 100,000 warrants to Draper & Associates in connection with the financing arrangement. The warrants are for the purchase of common stock at a price of $2.00 per share and will expire on October 29, 2007. As of December 31, 2004, the warrants have not been issued. The value of the warrants using the Black-Scholes pricing model was $12,000 was recorded as professional and consulting fees.

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

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  4. Commitments

  On July 1 2003 the Company entered into an agreement with Enutroff LLC (Enutroff) whereby Enutroff would be paid for introductions that result in completed transactions as follows: 1). Debt financing, notes, loans- for any introductions made by Enutroff a $10,000 fee would be paid plus 12% of the total value of the financing. 2). Mergers and acquisitions-for any introductions made by Enutroff a fee of 7.5% of the total value of the merger or acquisition. 3). Sale or purchase of real property or mineral rights- a fee of up to 1/32 overriding royalty interest on those mineral rights involved in a transaction. 4). Working interest partners-a fee of up to 1/32 overriding royalty interest on any mineral rights involved with a working interest partner and a fee of 10% of the ultimate value of the transaction. 5). A fee of $40,000 to retain the services of Enutroff for a period of one year was due on July 1, 2003. Enutroff introduced the Company to CPA Directed Investments (CDI) and received a $58,000 fee based on the $400,000 the Company borrowed from CDI. Total fees paid to Enutroff for the year ended December 31, 2003 was $98,000. The fees were recorded as a professional and consulting fee expense.

  On January 21, 2003, the Company entered into a lease agreement for office space. The term of the agreement is one year and rent is $300 per month. The rent is currently month- to- month. On April 2, 2004, the Company entered into a 39-month lease for office space. The monthly lease payment is $3,448.40. The lease amount increases each year based on the Consumer Price Index as defined within the lease with a minimum annual increase of 3%. For the year ended December 31, 2004 and 2003 rent expense was approximately $33,290 and $3,600 respectively. Future rent payments on non-cancelable operating leases with an initial or remaining term of greater than one year is as follows- 2005 $42,300 2006 $43,600 and 2007-$22,300.

  On May 19, 2004 the Company entered into a consulting agreement with Tom Bibiyan of Florence Equity, LLC. The agreement was for 90 days and we paid a fee of $50,000.

  5. Short-Term Notes Payable

  The Company borrowed $240,000 from Cornerstone Bank under a note that was due August 3, 2003. Interest was 2% over the corporate base rate (6.25%). The note was repaid on July 7, 2003.

  In July 2003, the Company borrowed $400,000 from CDI. The interest rate on the loan was 10%. 1,000,000 shares of common stock were issued to CDI as collateral that was held until the loan was paid. The loan was for 180 days. Pursuant to the loan agreement, upon the occurrence and during a continuance of default, all remaining amounts of the loan shall, at the option of CDI, become immediately due and payable, and CDI may exercise at any time any rights and remedies available to it under applicable law of the State of Nevada. The loan is due and payable upon the earlier of: (i)180 days from the date of the agreement, or (ii) within 30 days from closing of the Company's registered offering. The loan was repaid by December 31, 2003. Interest paid to CDI was $13,501.

  On May 3, 2004, we issued 100,000 shares of our common stock to CPA Directed Investments (CDI) pursuant to a $250,000 secured promissory note dated May 5, 2004. CDI was to return 50,000 shares for cancellation at such time as the loan and interest are paid in full. On October 8, 2004, we repaid the loan and we issued 50,000 shares of common stock to CDI for extending the payment period three months. The expense was determined based on the market value of our stock on the date of the stock issue and totaled $132,500.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  6. Long-Term Debt

  Long-term debt consists of the following:

	December 31,
	2004	2003
Convertible Note payable - Laurus Master Fund	$8,000,000	$-0-
Note payable - GMAC	22,923	26,923
Total	8,022,923	26,923

Less unamortized cost of warrants	(1,902,530)	-0-

	6,120,393	26,923
Less current portion	(976,574)	(4,000)
Total long-term debt	$5,143,819	$22,923

  In October 2004, the Company issued an $8,000,000 secured convertible term note ("Note") to Laurus Master Fund, Ltd. ("Laurus"). The Note is convertible into shares of the Company's common stock at a fixed conversion price of $1.50 per share. Pursuant to this agreement, the Company also issued to Laurus a warrant ("Warrant") to purchase up to 5,333,333 shares of its common stock, of which 3,520,000 shares have an exercise price of $2.00 and 1,813,333 shares have an exercise price of $3.00. The warrants expire on October 29, 2009. The unamortized cost of the warrants issued to Laurus of $1,902,530 (see Note 2, Stockholders' Equity) will accrete to interest expense over the period of the loan based on interest method. For the period ended December 31, 2004 the accreted amount unamortized cost of warrants was $170,054 and was reported as interest expense.

  There was a beneficial conversion feature to the convertible note. On the day the note was issued the difference between the price the note could be converted to based on the price our common stock was trading and the conversion price for Laurus totaling $1,013,000. The beneficial conversion was recorded as interest expense for the year ended December 31, 2004.

  The Note has a term of three years and accrues interest at the prime rate plus 3% per year (8.0% as of December 31, 2004). The Note is secured by all of the assets the Company acquired from Savage Resources and Savage Pipeline. The Note consists of a non-restricted facility of $7,000,000 and a restricted facility of $1,000,000. The non-restricted facility was used as part of the acquisition of Savage Resources, LLC and Savage Pipeline, LLC. The remaining million facility, after expenses, was reduced to approximately $850,000 and is restricted for future development of the Savage assets. These funds are under the sole dominion and control of Laurus as security for our obligations under the Securities Purchase Agreement and other related agreements.

  Interest on the unrestricted principal amount is payable monthly, in arrears, on the first business day of each calendar month until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of the Company's common stock. The minimum monthly principal repayment of $200,000 together with any accrued or unpaid interest, commences on December 1, 2004, and continues through the maturity date. The principal criteria for the monthly payments to be made in shares of the Company's common stock include:

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  the effectiveness of a current registration statement covering the shares of the Company's common stock into which the principal and interest under the Note are convertible;

  an average closing price of the Company's common stock for the previous five trading days greater than or equal to 115% of the fixed conversion price; and

  the amount of such conversion not exceeding 25% of the aggregate dollar-trading volume of the Company's common stock for the previous 22 trading days.

  The Company may prepay the non-restricted and the restricted facility of the Note at any time by paying 130% of the amortizing principal amount then outstanding, together with accrued but unpaid interest thereon. Upon an event of default under the Note, Laurus may demand repayment of the outstanding principal balance at a rate of 130% of the Note plus any accrued interest.

  On a month-by-month basis, if the Company registers the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant on a registration statement declared effective by the Securities and Exchange Commission, and the market price of its common stock for five consecutive trading days exceeds the conversion price by at least 25%, then the interest rate on the Note for the succeeding calendar month shall be reduced by 1% for every 25% increase in the market price of its common stock above the conversion price of the Note, but in no event shall the interest rate be less than 7.5%.

  Laurus also has the option to convert all or a portion of the Note into shares of the Company's common stock at any time, subject to limitations described below, at a conversion price of $1.50 per share, subject to adjustment as described below. The Note is currently convertible into 5,333,333 shares of the Company's common stock, excluding the conversion of any accrued interest. Laurus is limited on its ability to convert if the conversion of the Note or the exercise of the Warrant would cause the shares then held by Laurus to exceed 4.99% of the Company's outstanding shares of common stock unless there has been an event of default or Laurus provides the Company with 75 days prior notice.

  The Company is obligated to file a registration statement with the Securities and Exchange Commission ("SEC") registering the resale of shares of its common stock issuable upon conversion of the Note and exercise of the Warrant by December 12, 2004, and to have such Statement declared effective by the SEC by no later than February 5, 2005. The Company timely filed the registration statement, but it has not yet been declared effective. If the registration statement is not declared effective within the timeframe described, or the registration statement is suspended other than as permitted in the Registration Rights Agreement, or if the Company's common stock is not listed for three consecutive trading days, the Company is obligated to pay Laurus additional cash fees. The cash fees are 2.0% of the original principal amount of the Note for each 30-day period in which the Company fails to correct these issues.

  The Company acquired a truck on September 10, 2003 and financed the purchase with a five-year loan from GMAC bearing an interest rate of 8.74%. The amount owed to GMAC at December 31, 2004 and 2003 is $22,923 and $26,923, respectively.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  The aggregate principal payments of long-term debt are approximately as follows:

Year	Amount

2005	$1,605,574
2006	2,405,600
2007	4,006,109
2008	5,640
$8,022,923

  7. Income Taxes

  Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2004 and 2003. There is approximately $6,815,000 of net operating loss carry-forwards, which expires in 2017-2019. The net deferred tax is as follows:

Year ended December 31,
Non-current deferred tax asset (liabilities):	2004	2003
Net operating loss carry-forward	$ 2,522,000	$ 1,000,000
Oil & gas properties Valuation allowance	(1,096,000) (1,426,000)	(450,000) (550,000)
Total deferred tax net	$ --	$ --

  A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

Year ended December 31,
Statutory tax rate	34.0%	34.0%
Non-deductible expense Oil & gas property expense Change in valuation allowance	40.0 (40.0) <34.0>	- - <34.0>
Effective tax rate	0.0%	0.0%

  8. Related Party Transactions

  During the year ended December 31, 2004, we paid the outstanding payable due to our President in the amount of $47,500. At December 31, 2004 the amounts due to Officers was $0. In 2004 we paid $9,000 in rent to an entity owned by our President. In 2004 our President earned overriding royalties on properties owned by us of $10,725.

  Total fees to Mr. Stoeckinger for the years ended December 31, 2004 and 2003 were $61,159 and $244,699, respectively.

  Total fees to Mr. Blagojevic for the years ended December 31, 2004 and 2003 were $3,500 and $469,302, respectively.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  Total interest paid to CPA Directed Investments (see note 5), a shareholder of the Company, for the years ended December 31, 2004 and 2003 was $10,592 and $13,501 and additional fees in 2004 of $132,500 relating to stock issued for an extension of a note. We invested $200,000 in a fund that is being managed by CPA Directed Investments in 2003. In 2004 we liquidated $200,000 of that investment and at December 31, 2004, the remaining investment was $15,778.

  Total fees to Mr. Frierson for the year ended December 31, 2004 and 2003 were $0 and $5,900, respectively.

  Total fees paid to Mr. David Polay (a former officer) and his company for the year ended December 31, 2004 and 2003 were $13,342 and $55,134.

  In 2004 we acquired oil leases and existing wells on properties from BTB Energy Partners for $270,000 (owned by a stockholder and consultant). This is included as an accrued payable-related party at December 31, 2004.

  We issued 200,000 stock options to CSC Group LLC (owned by Mr. Cochennet)- see note 2 options and warrants.

  In 2004, we paid $150,000 ($75,000 to a company that is a shareholder and $75,000 to a company that is owned by one of our contract laborers) for oil leases and existing wells. We utilized the services of Mallard Management Inc., a shareholder, for consulting and paid $32,200.

  9. Acquisitions

  On January 15, 2004, the Company agreed to exchange 765,000 shares of common stock to Mr. John Haas, Mr. Mark Haas and Mr. W.B. Mitchell, principals of CBM Energy, Inc for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. The value of the transaction is $765,000. $31,000 of value was assigned to properties not subject to amortization based on the unamortized lease cost of each leased acre. $80,000 of value was assigned to properties subject to amortization costs based on the fair market value of the test wells on the leased property. The remaining $654,000 was expensed.

  Effective November 4, 2004, the Company completed the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC for the purchase price of $10 million. The acquisition includes leasehold rights to approximately 10,000 acres and 71 producing gas wells in Southeast Kansas.

  In accordance with the terms of the purchase agreement, the purchase price was allocated as follows:

Proved producing properties	$8,410,000
Equipment and vehicles	90,000
Pipeline	1,500,000
Total	$10,000,000

  The following pro forma summary data for the year ending December 31, 2004 and 2003 presents the results of operations as if the Savage acquisition had occurred on January 1, 2003. The pro-forma detail for the year ended December 31, 2004 only contains the activity for Savage for January 1, 2004 through September 30, 2004, as information was not available to the Company for the period of October 1, 2004 through November 4, 2004. These pro-forma results have been made for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at January 1, 2003 or of results that may occur in the future.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

	Year ended December 31,
	2004	2003
Proforma revenue	$7,470,786	$6,103,498
Proforma loss	(4,652,126)	(2,354,102)
Proforma loss per share	$(.23)	$(.16)

  10. Derivatives

  Description of contracts.

  To reduce its exposure to unfavorable changes in natural gas prices the Company utilizes energy swaps in order to have a fixed-price contract. These contracts allow the Company to be able to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. However, the Company will not benefit from market prices that are higher than fixed prices in contracts for hedged production. If the Company is unable to provide the quantity that it has contracted for it will have to go to the open market to purchase the required amounts that it has contracted to provide. For the year ended December 31, 2004 fixed price contracts hedged approximately 72% of the Company's natural gas production. There was no production in 2003.

  The following table summarizes the Company's fixed price contracts as of December 31, 2004:

	Year ended December 31,
	2005	2006
Contract volume	480,000	70,000
Weighted-average fixed price	$5.85	$6.07
Fixed-price sales	$2,810,250	$425,000
Fair value liability	($157,960)	($71,475)

  Accounting.

  All fixed price contracts have been executed in connection with the Company's natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. All of the Company's contracts are considered to be cash flow hedges and there were no realized gains or losses in the year ending December 31, 2004. For contracts that were open at December 31, 2004 the change in the fair value is shown as an adjustment to other comprehensive income with a corresponding balance sheet asset or liability recorded.

  Credit risk.

  The counter party to the Company's fixed-price contracts is the customer buying the Company's product. Should the counter party default on a contract there can be no assurance that the Company will be able to enter into a new contract with a third party on terms comparable to the original contract. The Company has not experienced non-performance by its counter party. Cancellation or termination of a fixed-price contract would subject a greater portion of the Company's natural gas production to market prices, which in a low price environment, could have an adverse effect on its operating results.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  Market risk.

  Market risk for fixed-price contracts has significantly been hedged.

  11. Asset Retirement Obligations

  The Company's asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

	Year ended December 31,
	2004	2003
Asset retirement obligation, beginning of year	$ 6,200	$ --
Liabilities incurred during the year	432,760	6,200
Liabilities settled during the year	--	--
Accretion of expense	6,657	--
Asset retirement obligations, end of year	$ 445,617	$ 6,200

  12. Cost of Oil and Gas Properties

  (a) General.

  This following is information on the Company's oil and gas development and producing activities in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities"

  (b) Results of operations from oil and gas producing activities

  The following table shows the results of operations from the Company's oil and gas producing activities during the years presented in the financial statements. Results of operations from these activities are determined using historical revenues, production costs and depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense is excluded from this determination.

	Year ended December 31,
	2004	2003
Production revenues	$866,924	$ ---
Production costs	(221,339)	---
Depreciation and depletion	(134,568)	---
Income tax (allocated on gross profits based On statutory rates)	(145,000)	---
Results of operations for producing activities	$337,492	$ ---

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  (c) Capitalized costs for oil and gas producing activities

  The Company's aggregate capitalized costs related to natural gas and oil producing activities are as follows:

December 31, 2004
Proved	$10,921,805
Unproved	1,621,256
12,543,061
Accumulated depreciation and depletion	(115,375)
Net capitalized costs	$12,427,686

  Unproved properties not subject to amortization consisted mainly of leases, and wells that haven't been completed. The Company will continue to evaluate its unproved properties, however, the timing of ultimate evaluation and disposition of the properties has not been determined.

  (d) Costs incurred

  Costs incurred in natural gas and oil property acquisition, exploration and development activities, which have been capitalized, are summarized as follows:

	Year ended December 31,
	2004	2003
Acquisition of properties proved & unproven	$8,912,126	$606,423
Development costs	1,911,023	400,194
Total	$10,823,149	$1,006,617

  13. Subsequent Events

  On January 4, 2005, the Company awarded Mr. David Polay 50,000 shares and Mr. LoCascio 10,000 shares of its common stock for services.

  On January 11, 2005, the Company issued 60,000 shares of our restricted common stock in lieu of cash compensation to Russell A. Frierson for land and administrative support rendered to the Company.

  On January 11, 2005, the Company issued 100,000 shares of its restricted common stock to Gary Bridwell.

  On January 28, 2005, in exchange for delaying the Company's monthly principal payment until May, 2005 on the note due to Laurus the Company issued to Laurus 666,667 warrants at an exercise price of $2.50 and 333,333 warrants at an exercise price of $3.00.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  The Company entered into various contracts with Seminole Energy Services LLC to sell 60,000 mmbtu per month for the period of March 2005 to February 2006 at various fixed prices with the overall average price of $5.99.

  On February 7, 2005, the Company entered into a Consulting Agreement with CEOcast, Inc., wherein they agreed to issue 40,000 shares of its common stock to CEOcast.

  On March 23, 2005, Laurus Master Fund, Ltd. converted $190,677.37 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 the Company issued 127,118 shares of its restricted common stock to Laurus on March 31, 2005.

  On March 16, 2005, the Company executed an agreement with CSC Group, wherein Steve Cochennet, (an Advisory Board Member) President of CSC Group, agreed to provide the Company with services to further its long-term strategy. The term of the agreement began on January 1, 2005. The Company agreed to pay Mr. Cochennet $5,000 per month plus grant 150,000 options to CSC Group at $2.04 per share for a period of five years. Mr. Cochennet will also receive 3% of any debt facility or mezzanine financing he puts in place prior to December 31, 2005.

  On March 18, 2005, the Company executed an agreement with Robert Howell, (an Advisory Board Member) wherein Mr. Howell agreed to provide the Company with services on specified assignments as needed by the Company. The term of the agreement is for three months and began on February 1, 2005. The Company agreed to compensate Mr. Howell $10,000 for each month plus pay for all reasonable business and travel expenses, and grant Mr. Howell 125,000 options to purchase its common stock at a price equal to the average of the last 22 trading days ending April 29, 2005. The options will be fully vested and will have five years in which to exercise them. If Mr. Howell is involved in finding sources of debt for the Company, he will work with Mr. Cochennet and be paid an additional fee by Mr. Cochennet.

  On April 13, 2005, Laurus Master Fund, Ltd. converted $52,819.75 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 the Company will issue 35,213 shares of its restricted common stock to Laurus. As of the date of this filing the shares have not been issued.

  14. Supplemental Oil and Gas Reserve Information (Unaudited)

  (a) General

  The Company's estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated by McCune Engineering, independent petroleum engineers, using market prices at the end of each of the years presented in the financial statements. Those prices were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserves estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact.

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

  (b) Estimated Oil and Gas Reserve Quantities

  The Company's ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the United States, are summarized below.

	Gas -mcf	Oil -bbls
Proved reserves:
Balance December 31, 2003	---	---
Purchase of reserves-in-place	12,837,406	111,296
Production	(142,968)	(306)
Balance December 31, 2004	12,694,438	110,990

  There were no extensions and discoveries during the year. Since this was the first year that the Company had reserves there was no revision of previous estimates of reserves.

	Gas-mcf	Oil-bbls
Proved developed reserves at the end of the year Balance December 31, 2003	----	----

Balance December 31, 2004	5,799,463	110,990

  (c) Standardized measure of discounted future cash flows

  The standardized measure of discounted future net cash flows from the Company's proved reserves for each of the years presented in the financial statements is summarized below. There were no proved reserves for the year ended December 31, 2003. The standardized measure of future cash flows as of December 31, 2004 is calculated using a price per Mcf of natural gas of $6.20 and a price per barrel of oil at $49.55. The gas price was the Williams/Southern Star Central spot gas price (inside FERC index) at the end of the year. The oil price was what the Company was receiving at December 31, 2004. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves. These costs are based on year-end cost levels. Future income taxes are based on year-end statutory rates. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and gas properties.

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

  PETROL OIL AND GAS, INC.

  NOTES TO FINANCIAL STATEMENTS

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