Form 10QSB
period 2005-03-31
PETROL OIL & GAS INC
filed 2005-05-19
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30009

PETROL OIL AND GAS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0066187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3161 E. Warm Springs Road

Suite 300

Las Vegas, Nevada 89120

(Address of principal executive offices)

(702) 454-7318

(Issuer's telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005, was 24,966,778 shares.

Transitional Small Business Disclosure Format (check one):

Yes ___   No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

Condensed Balance Sheet

Unaudited

March 31, 2005
Assets
Current assets:
Cash	$ 1,344,168
Cash, restricted	857,767
Accounts receivable	793,485
Prepaid expenses and other current assets	36,026
Investment	16,789
Total current assets	3,048,235

Fixed assets, net	1,648,358

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,683,064
Properties subject to amortization	11,233,162
Capitalized loan costs, net	636,500
Total other assets	13,552,726
$ 18,249,319

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 310,221
Accrued liabilities	352,814
Short-term derivative liability	275,400
Asset retirement obligation	661,617
Accrued liability - related parties	619,697
Current portion of long term debt	1,325,544
Total current liabilities	3,545,293

Long-term debt, less current portion	5,048,980

Contingencies and commitments

Stockholders' equity:
Preferred stock, $0.001 par, authorized 10,000,000 shares; no shares issued	-
Common stock, $0.001 par, authorized 100,000,000 shares; 24,966,778 issued and outstanding	24,967
Stock bought or for services not issued	116
Unamortized cost of stock issued for services	(50)
Additional paid-in capital	18,544,507
Other comprehensive (loss)	(275,400)
Accumulated (deficit)	(8,639,094)
Total stockholders' equity	9,655,046
$ 18,249,319

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

Condensed Statement of Operations

Unaudited

	Quarter Ended March 31,
	2005	2004
Revenue:	$ 1,190,611	$ -

Expenses:
Direct operating costs	418,001	-
Professional and consulting fees	1,412,580	552,311
General and administrative	300,118	168,532
Depreciation, depletion and amortization	349,454	1,455
Acquisition costs	-	654,000
Total expenses	2,480,153	1,376,298
Loss from operations	(1,289,542)	(1,376,298)

Other income (expense):
Interest and other income	13,653	19,926
Interest expense	(395,815)	(953)
Other income (expense)	(382,162)	18,973
Loss before income tax	(1,671,704)	(1,357,325)
Provision for income tax	-	-
Net loss	$ (1,671,704)	$ (1,357,325)

Basic and diluted earnings per share	$ (0.08)	$ (0.09)

Weighted shares outstanding	21,529,710	15,584,787

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Quarter Ended March 31,
	2005	2004
Operating activities:
Net loss	$ (1,671,704)	$ (1,357,325)
Adjustments to reconcile net loss to cash used in operating activities-
Depreciation, depletion and amortization	349,454	1,455
Accretion of warrants issued for long-term debt	255,133	-
Stock and warrants issued for services and interest payments	1,344,087	496,800
Stock issued in acquisition of CBM	-	765,000
Change in assets and liabilities-
Accounts receivable	(480,503)	-
Prepaid expense and other current assets	(24,500)	-
Investments	(1,011)	(14,300)
Accounts payable	(151,932)	22,802
Accrued liabilities	76,685	(24,366)
Accrued liability - related parties	349,697	-
Note payable - related party	-	(47,500)
Cash provided by (used in) operating activities	45,406	(157,434)

Investing activities:
Equipment purchased	-	(1,382)
Additions to restricted cash	(5,421)	-
Additions to oil & gas properties not subject to amortization	(487,702)	(803,693)
Cash used in investing activities	(493,123)	(805,075)

Financing activities:
Payments made on long-term debt	(1,000)	(1,412)
Cash used in financing activities	(1,000)	(1,412)

Increase in cash	(448,717)	(963,921)
Beginning cash	1,792,885	1,059,838
Ending cash	$ 1,344,168	$ 95,917

Supplemental cash flow information:
Interest paid	$ 734	$ 953
Income taxes paid	-	-

Non cash financing activities:
Unamortized cost of stock issued for services	$ -	$ (1,000)
Stock for services not issued	-	911
Stock, warrants and options issued for services	1,344,087	-
Stock issued and exercise of options for a note receivable	-	350,000
Asset retirement obligation	206,500	-

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

Note 2 - Stock Transactions and Consulting Agreements

On January 11, 2005, the Company awarded Mr. David Polay 50,000 shares and Mr. LoCascio 10,000 shares of its common stock for services. The value of the stock was determined based on the closing value of its stock on the date the stock was issued. The Company recorded $141,000 as professional fee expense.

On January 11, 2005, the Company issued 60,000 shares of its common stock in lieu of cash compensation to Russell A. Frierson for land and administrative support rendered to the Company. The value of the stock was determined based on the closing value of its stock on the date the stock was issued. The Company recorded $141,000 as professional fee expense.

On January 11, 2005, the Company issued 100,000 shares of its restricted common stock to Gary Bridwell. The Company had recorded the par value of the stock as stock bought or for services not issued at December 31, 2004 so this reduced that account by $100.

At March 31, 2005, the Company had approximately 116,000 shares of its common stock that is earned but not issued.

On January 28, 2005, in exchange for delaying its monthly principal payment until June, 2005 on the note due to Laurus the Company issued to Laurus 666,667 warrants at an exercise price of $2.50 and 333,333 warrants at an exercise price of $3.00. The Company recorded as professional fee expense $549,000 which represented the fair market value of the warrants based on the Black-Scholes pricing model.

On February 7, 2005, the Company entered into a Consulting Agreement with CEOcast, Inc., wherein the Company agreed to issue 40,000 shares of its common stock to CEOcast. The value of the stock was determined based on the closing value of the stock on the date the stock was issued. The Company recorded $96,800 as professional fee expense.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

On March 23, 2005, Laurus Master Fund, Ltd. converted $190,677.37 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 127,118 shares of its common stock to Laurus on March 31, 2005.

On March 16, 2005, the Company executed an agreement with CSC Group, wherein Steve Cochennet, (an Advisory Board Member) President of CSC Group, agreed to provide the Company with services to further its long-term strategy. The term of the agreement began on January 1, 2005. The Company agreed to pay Mr. Cochennet $5,000 per month plus grant 150,000 options to CSC Group at $2.04 per share for a period of five years. Mr. Cochennet will also receive 3% of any debt facility or mezzanine financing he puts in place prior to December 31, 2005. The value of the warrants was $138,795 as calculated by using the Black-Scholes pricing model. This was recorded as professional fee expense.

On March 18, 2005, the Company executed an agreement with Robert Howell, (an Advisory Board Member) wherein Mr. Howell agreed to provide the Company with services on specified assignments as needed by the Company. The term of the agreement is for three months and began on February 1, 2005. The Company agreed to compensate Mr. Howell $10,000 for each month plus pay for all reasonable business and travel expenses, and grant Mr. Howell 125,000 options to purchase its common stock at a price equal to the average of the last 22 trading days ending April 29, 2005. The options will be fully vested and will have five years in which to exercise them. If Mr. Howell is involved in finding sources of debt for the Company, he will work with Mr. Cochennet and be paid an additional fee by Mr. Cochennet. The value of the warrants was $86,825 as calculated using the Black-Scholes pricing model. This was recorded as professional fee expense.

A summary of stock options and warrants is as follows:

	Options		Warrants
Outstanding 12/31/04	1,700,000	$1.24	17,761,666	$1.49
Granted	275,000	2.06	1,000,000	2.67
Cancelled	--	--	--	--
Exercised	--	--	--	--
Outstanding 3/31/05	1,975,000	$1.35	18,761,666	$1.55

Note 3 - Asset Retirement Obligation

The Company's asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

March 31, 2005
Asset retirement obligation, beginning of year	$ 445,617
Liabilities incurred during the year	206,500
Liabilities settled during the year	--
Accretion of expense	9,500
Asset retirement obligations, end of year	$ 661,617

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Note 4 - Long-Term Debt

Long-term debt consists of the following:

March 31, 2005
Convertible Note payable - Laurus Master Fund	$ 8,000,000
Note payable - GMAC	21,923
Total	8,021,923

Less unamortized cost of warrants	(1,647,399)

6,374,524
Less current portion	(1,325,544)
Total long-term debt	$ 5,048,980

During the quarter ended March 31, 2005 the accretion of the warrants that was included in interest expense totaled $255,081.

Note 5 - Fixed Price Sales Contracts

The Company entered into various contracts with Seminole Energy Services LLC to sell 60,000 mmbtu per month for the period of March 2005 to February 2006 at various fixed prices with the overall average price of $5.99.

Note 6 - Subsequent Events

On April 13, 2005, Laurus Master Fund, Ltd. converted $52,819.75 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 35,213 shares of its restricted common stock to Laurus on April 19, 2005.

On April 29, 2005, Laurus Master Fund, Ltd. converted $112,500 of principal into 75,000 shares under the Convertible Term Note. The Company issued the 75,000 shares of its restricted common stock to Laurus on May 5, 2005.

On May 12, 2005, Laurus Master Fund, Ltd. converted $115,882.28 of principal and $54,346.47 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 113,486 shares of its restricted common stock to Laurus on May 17, 2005.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Plan of Operation.

OVERVIEW AND OUTLOOK

We are an oil and gas exploration, development and production company. Our properties are located in the Cherokee Basin along the Kansas and Missouri border. Our corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is Coal Bed Methane reservoirs in the central U.S., which produce both Coal Bed Methane ("CBM") and conventional gas.

We have consolidated a strong lease position in CBM that contains quality proven gas reserves, some of which are adjacent to interstate pipeline systems which would provide ready sales market for our produced gas. Our focus now turns to developing and producing those leases so as to realize the value held in them. With 169,000 gross leased acres the task of developing the properties with wells on 160 acre spacing will involve in excess of 1,000 wells.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the first quarter of 2005 and 2004.

	First Quarter
	2005	2004	Increase
	Amount	Amount	(Decrease)
Revenue	$ 1,190,611	$ -	$ 1,190,611

Expenses:
Direct operation costs	418,001	-	418,001
General and administrative	300,118	168,532	131,586
Professional and consulting fees	1,412,580	552,311	860,269
Depreciation, depletion and amortization	349,454	1,455	347,999
Acquisition cost	-	654,000	(654,000)
Total expenses	2,062,152	722,298	1,339,854

Loss from operations	(1,289,542)	(1,376,298)	(86,756)
Other income (expense):
Interest and other income	13,653	19,926	6,273
Interest expense	(395,815)	(953)	(394,862)
Net loss	$ (1,671,704)	$ (1,357,325)	$ (314,379)

First Quarter of 2005 Compared to First Quarter in 2004

Revenue: Total revenue for the first quarter of 2005 and 2004 was $1,190,611 and $-0-.  Historically, we have been in a development stage, acquiring various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts. Our increase in revenue during the 1st quarter of 2005 is attributable to the acquisition of the Savage properties during the 4th quarter of 2004 and an increase in the amount of oil wells brought on line for production during the 1st quarter.

Expenses:

Direct operating costs are the costs that are associated with getting the oil and gas to the market for sales. These costs totaled $418,001 in 2005 and were $-0- in 2004 as there was production in 2005 and in 2004.

General and administrative expenses for the first quarter of 2005 and 2004 were $300,118 and $168,532, respectively, for an increase of $131,586. The increase is attributable to the additional overhead incurred in connection with the commencement of field operations.

Professional and consulting fees were $1,412,580 and $552,311 for the first quarter of 2005 and 2004, for an increase of $860,269. The increase is a result of our endeavors to obtain the necessary capital required to ultimately increase revenue. Our efforts have led us to various individuals with which we have entered into consulting agreements for services related to obtaining finance commitments.

Depreciation, depletion and amortization expense for the first quarter of 2005 and 2004 were $349,454 and $1,455. Historically, as a development stage company, we had not placed in service depreciable assets nor had we begun production eliminating the need for a depletion expense. The increase was a result of recently completed acquisition obligations and commencement of production.

Acquisition costs in 2004 was the non-allocable amounts associated with the purchase of oil and gas assets.

Other Income (Expense):

Interest and other income for the first quarter of 2005 and 2004 was $13,653 and $19,926, respectively, for a decrease of $6,273 which was the result of the Laurus restricted account as a result of the Laurus financing.

Interest Expense for the first quarter of 2005 and 2004 was $395,815 and $953, respectively, for an increase of $394,862. During the fourth quarter of 2004, we issued a long-term convertible note in the amount of $8,000,000 and the interest and accretion of warrant cost is associated with the note.

Net Loss: Our net loss for the first quarter of 2005 and 2004 was $1,671,704 and $1,357,325, respectively, for an increase loss in the amount of $314,379. Of these losses, approximately $805,000 was attributable to costs directly associated with our current financing arrangements as well as an increase overhead due to increase field operations.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on the sustained development and production of CBM on our existing properties, pursuing strategic acquisitions of producing properties and creating value by furthering our business plan.

We intend to fund portions of our field operations and development program from revenues obtained from sales of our CBM gas and oil production, from outside lenders, and from proceeds of anticipated exercise of warrants and options. In addition, we may take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to realize the value in our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

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

Liquidity and Capital Resources

Financing. On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation. Under the terms of the Laurus Funds agreements we issued a Secured Convertible Term Note (the "Note") in the aggregate principal amount of $8.0 million. The Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

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

In the three months ended March 31, 2005, Laurus converted $190,677.37 worth of accrued interest into 127,118 shares of restricted common stock. Subsequent to March 31, 2005, Laurus converted $228,382.28 principle and $107,166.22 of accrued interest into 223,699 shares of restricted common stock. The conversion of accrued interest allowed us access to additional cash to use in our operations.

Pursuant to the terms of the Registration Rights Agreement between Laurus and us, we are obligated to file a registration statement registering 10,666,666 shares of our common stock issuable upon conversion of the Note and exercise of the Warrant. We are required to file a registration statement on or before December 12, 2004 and must have the registration statement declared effective on or before March 31, 2005. On October 29, 2004, we filed a registration statement on Form SB-2 which included the Laurus shares. Because the registration statement has not been declared effective within the timeframe described, we are obligated to pay Laurus a fee equal to 2.0% of the aggregate original principal amount of the Note for each 30 day period (pro rated for partial periods) that such registration conditions are not satisfied. Pursuant to Amendment No. 1 to the Registration Rights Agreement, we are obligated to file a registration statement registering the 1,000,000 shares of our common stock issuable upon exercise of the New Warrant. We are obligated to file a registration statement on any date after January 28, 2005 upon which we file a registration statement with the Securities and Exchange Commission relating to the resale of our common stock or before August 1, 2005. Further, pursuant to the amendment agreement executed on April 28, 2004, we have agreed to file semi-annual registration statements to register shares of our common stock issued to Laurus for the conversion of interest under the Note.

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

We believe that with revenues from operations combined with the funds remaining in the Laurus restricted account, we are able to proceed with the next phase of our operations which is large field scale development. However, we anticipate the need for a significant amount of funds in order to fully develop our leased acreage.

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

As of March 31, 2005, we had assets of $18,249,319, and $8,594,273 in liabilities (total current liabilities of $3,545,293); resulting in a stockholder's equity of $9,655,046.

Summary of product and research and development that we will perform for the term of our plan.

Field Development

Our original plan of operation for field development started with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the gas, oil and other hydrocarbons that we find, and delivering them to market. We believe that we have leased enough land to move forward with our field development and are proceeding with the next phase of our operations, which is large field scale development.

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

We currently have four full time employees and two part time employees as well as eight contract personnel that support and operate our field operations. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into employment agreements with Paul Branagan, Gary Bridwell and Lawrence Finn. We expect a significant change in the number of full time employees over the next 12 months. However, at this time we are unable to quantify exactly how many. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Oil and Natural Gas Reserve Quantities.    Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in the Form 10-KSB are prepared in accordance with guidelines established by the SEC and FASB.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On February 1, 2005, we entered into an agreement with Robert Howell wherein we agreed to grant Mr. Howell 125,000 options to purchase our common stock at $2.33 per share. The options expire in 5 years. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

Subsequent Events

On April 13, 2005, Laurus Master Fund, Ltd. converted $52,819.75 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 we issued 35,213 shares of our restricted common stock to Laurus on April 19, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On April 29, 2005, Laurus Master Fund, Ltd. converted $112,500 of principal into 75,000 shares under the Convertible Term Note. We issued the 75,000 shares of our restricted common stock to Laurus on May 5, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On May 12, 2005, Laurus Master Fund, Ltd. converted $115,882.28 of principal and $54,346.47 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 we issued 113,486 shares of our restricted common stock to Laurus on May 17, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Resignation and Appointment of Officer

Effective May 9, 2005, John Garrison resigned as Chief Financial Officer of the Company. Concurrently, the board of directors appointed Lawrence Finn as Vice President and Chief Financial Officer of the Company. We agreed to compensate Mr. Finn an annual base salary of $130,000 which will be subject to an annual review.

Lawrence Finn, is Vice President and Chief Financial Officer of the Company. Mr. Finn graduated from the University of Houston of Houston, Texas with a Bachelor of Business Administration in 1970. From 2001 through May 2005, Mr. Finn worked for CDX Gas, LLC, a private natural gas company with operations in the U.S. and Canada, concentrating in coal bed methane extraction. Mr. Finn was responsible for identifying and attracting partners in development projects in Michigan, Indiana and Northern Kentucky. From 1993 to 2000, Mr. Finn served as Vice President Finance and Chief Financial Officer of The Wiser Oil Company. Mr. Finn was directly responsible for commercial and investment banking, corporate planning, investor relations, corporate communications and tax reporting.

Item 6. Exhibits.

31.1*	Certification of Paul Branagan, CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Lawrence Finn, CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Paul Branagan, CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Lawrence Finn, CFO pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.

(Registrant)

By: /s/Lawrence Finn

      Lawrence Finn, Chief Financial Officer

     (On behalf of the registrant and as

     principal accounting officer)

Date: May 19, 2005