Form 10KSB/A
period 2004-12-31
PETROL OIL & GAS INC
filed 2005-06-09
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Common Stock, $0.001 par value

(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year ended December 31, 2004. $866,924

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

(b) Business of Issuer

        Petrol is an oil and gas exploration, development and production company. Our primary business objective is to create value in the company through the acquisition, development and production of economic quantities of natural gas from buried coal seams, denoted as coal-bed methane (CBM) and other gas bearing formations, as well as the production of oil. The first step in value creation was achieved through the acquisition of the mineral leases from Petrol Energy and others. Petrol has continued its mineral leasing efforts and as of December 31, 2004 we have acquired mineral lease agreements totaling approximately 169,000 gross acres (137,000 net acres). Last quarter of 2004 was the first quarter of any significant income for Petrol with total revenues from oil and gas production of approximately $866,924.

        Petrol has Net Proved Gas and Oil reserves which will generate Discounted Future Net Cash Flows of about $23.28 Million. Petrol's daily gas production at year end from its Petrol-Neodesha project averaged about 2.90 Million cubic feet per day (2.10 Million cubic feet per day of net production to the Company).

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

        Petrol intends to achieve its objective of continuously creating value by:

(a) Establishing suitable scaled and financed development programs to realize commercial production from proven reserves on our existing leased acreage.

(b) Determining the appropriate financing and development methods to realize production from probable reserves in relative close proximity to our existing proven leased acreage.

(c) Assessing farm out arrangements for non core leases or geographies.

(d) Adding mineral leases in core areas to achieve economies of scale, while continually selling marginal and non strategic leased properties.

(e) Acquiring and developing potentially high profit margin leased properties, including producing oil and gas fields.

(f) Enhancing the value of our production through the use of marketing arrangements and forward sales of known production.

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

        Since portions of the acquired mineral leases have existing oil or gas wells, some of them are being considered for re-completion in sandstones and/or coal-beds that appear economically productive. These will add to our knowledge base and may provide financial support for anticipated expansion. This developmental strategy is exemplified in our Petrol-Neodesha project which produces approximately 2.9 Million cubic feet of gas per day (2.10 Million cubic feet per day of net production to the Company).

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

        Petrol's producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 gross (7,620 net) of the total 169,000 gross (137,000 net) leased acres. These properties are in active production with 72 CBM producing wells that produce approximately 2.9 million cubic feet of gas per day (2.10 Million cubic feet per day of net production to the Company). Studies to drill additional wells, improve existing wells and enhance the gas gathering system are currently being evaluated. These studies should serve to enhance the value of these properties and provide knowledge for development of remaining leases in other nearby counties where the company has leases. These properties have provided the company with a revenue stream and certain value in proven reserves.

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

Leasing Activities

        As of December 31, 2004, we have about 900 signed lease agreements totaling approximately 169,000 gross acres (137,000 net acres). These leases are contained within Coffey County, Kansas and the adjacent counties of Anderson, Osage, Lyon, Franklin, Woodson, Wilson and Neosho as well as Cass and Bates counties in western Missouri. In the event that we are successful in the development phase of our plan and find commercially producible gas or oil, we intend to lease additional available mineral rights to the extent that we believe such land will further our exploration and development activities and provide increased value to Petrol.

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

        Petrol has rights to a 100% working interest in approximately 169,000 gross acres (137,000 net acres) located in southeast Kansas and Western Missouri. A "working interest" is the operating interest that gives us, as the operator, the right to drill, produce and conduct operating activities on the property and a share of production. Petrol has a Net Revenue interest (NRI) between 79.5% and 84.375% on all 169,000 gross acres (137,000 net acres). In addition, Petrol has oil producing properties covering approximately 5,620 gross acres (4,450 net acres). On 2,560 acres of those 5,620 acres Petrol currently receives a NRI of 80%. Petrol also is a 20% member in Petrol Oil II LLC which receives a NRI of 80% from production covering about 680 acres. Similarly, Petrol is a 20% member in Petrol-Paola LLC which receives a NRI of 80% from production on 460 acres.

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

Personnel

        We currently have four full time employees and two part time employees as well as eight contract personnel that support and operate our field operations. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into employment agreements with Paul Branagan and Gary Bridwell. We expect a significant change in the number of full time employees over the next 12 months. However, at this time we are unable to quantify exactly how many. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

        Effective May 9, 2005, John Garrison resigned as Chief Financial Officer of the Company. Concurrently, the board of directors appointed Lawrence Finn as Vice President and Chief Financial Officer of the Company. We agreed to compensate Mr. Finn an annual base salary of $130,000 which will be subject to an annual review. We also agreed to award Mr. Finn with option to purchase 60,000 shares of our common stock at $2.23 per share with a vesting plan of 33% per year for 3 years. The strike price of the award will be at a 15% discount of the average closing price for the 15 trading days prior to May 9, 2005. We also agreed to provide Mr. Finn with a furnished apartment, including utilities, and reasonable travel expense for a period of eight months in Las Vegas while Mr. Finn finds suitable housing.

   Our proposed personnel structure could be divided into three broad categories: management and professional, administrative, and project field personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

AVAILABLE INFORMATION

        We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

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

        As of December 31, 2004, we had estimated net reserves and future net income of:

	Proved
	Developed			Total
	Producing	Non-Producing	Undeveloped	Proved
Net Remaining Reserves
Oil (stock-tank barrels)	63,251	47,739	0	110,990
Gas (mcf)	3,923,563	1,874,349	6,894,975	12,692,887

Income Data
Future Net Cash Flows				$36,477,000
Discounted FNCF @10%				$23,279,000

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

       Petrol-Neodesha covers about 10,000 gross mineral acres (7,620 net acres) and includes 72 producing gas wells, 8 water disposal wells, about 56 miles of gas gathering and water lines as well as gas compressor sites and a fully equipped operations and maintenance shop. Daily gas production from Petrol-Neodesha at the end of December 2004 averaged approximately 2.90 Million cubic feet per day (2.10 Million cubic feet per day of net production to the Company).

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

        Based on a December 31, 2004 reserve report, Petrol has Proved Undeveloped gas reserves on its Coal Creek Project totaling 1.08 Billion cubic feet. Various alternatives for further development of the field and the gas gathering infrastructure in this project are currently being evaluated.

Missouri Project

        During 2004 Petrol continued to acquire and evaluate mineral leases in Missouri. Petrol drilled and tested five (5) exploratory wells in Cass County, Missouri and has been acquiring leases covering about 20,000 gross acres (12,430 net acres) in Cass and Bates counties, Missouri.

Pomona Project

        In 2004 Petrol acquired mineral leases amounted to about 36,000 gross acres (30,750 net acres) from CBM Energy Inc. The acquisition included 17 wells, several miles of gas gathering and water disposal pipelines, and a salt water disposal well. The Pomona project is located in Douglas, Franklin and Osage counties, Kansas.

Petrol Oil Project

        Petrol also owns and operates mineral leases covering about 5,620 gross acres (4,450 net acres) that are oil producing. Daily oil production from those leases as of the end of December 2004 averaged about 73.4 barrels of oil per day (58 barrels of oil per day net production to the Company). Two of these oil field projects, Petrol-Rantoul and Petrol Paolo, located within our leased area are operated and maintained by Petrol and include 209 oil wells and 62 water flood injection wells. Petrol is the managing member of the Limited Liability Companies that provided funding for the purchase and renovation of these oil fields. The LLC's receive the net revenue from these producing oil wells and Petrol receives twenty percent (20%) of that net revenue.

Production

The table below represents our Net Gas Production for 2004 and 2005.

Petrol -Neodesha Average Net Gas Production
	2004			2005
	Monthly (mcf)	Ave Daily (mcfd)		Monthly (mcf)	Ave Daily (mcfd)
Jan	63,924	2,062	Jan	62,544	2,018
Feb	60,756	2,095	Feb	53,776	1,921
Mar	68,806	2,220	Mar	57,962	1,870
Apr	66,288	2,210	Apr	54,691	1,823
May	67,997	2,193	May	54,316	1,752
Jun	64,941	2,165
Jul	69,121	2,230
Aug	72,655	2,344
Sep	69,856	2,329
Oct	70,569	2,276
Nov	65,449	2,282
Dec	64,553	2,082

*Petrol acquired and began operation of the Petrol-Neodesha field on November 1, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       We held our annual meeting of stockholders on October 27, 2004. Business conducted at the meeting included the following proposals:

1. To elect new directors to serve until the next annual meeting or until their successors are elected and qualified; Paul Branagan and Loren Moll were re-elected to serve as the Company's directors;

2. To confirm the reaffirmation of Weaver & Martin LLC as our independent auditors; and

3. To schedule the next annual meeting of stockholders.

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

	2004
	High	Low
1st Quarter	0	0
2nd Quarter	3.75	1.75
3rd Quarter	2.30	1.35
4th Quarter	2.50	1.40

	2005
	High	Low
1st Quarter	2.65	2.25

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

(1) Options available for issuance under our 2002/2003 stock option plan, which we have issued 2,350,000 options as of December 31, 2004.

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

        On February 1, 2005, we entered into an agreement with Robert Howell wherein we agreed to grant 125,000 options to him at $2.33 per share. The options expire in 5 years. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

        On April 29, 2005, Laurus Master Fund, Ltd. converted $112,500 of the principle amount of the Convertible Term Note. Pursuant to the conversion rate of $1.50 we issued 75,000 shares of our restricted common stock to Laurus. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

        Our recent activities have consolidated a strong lease position in CBM that contains quality proven gas reserves, some of which are adjacent to interstate pipeline systems which would provide ready sales market for our produced gas. Our focus now turns to developing and producing those leases so as to realize the value held in them. With 169,000 gross (137,000 net) leased acres the task of developing the properties with wells on 160 acre spacing will involve in excess of 1,000 wells.

        The last quarter of 2004 was our first quarter to generate any significant income with total revenues from oil and gas production amounting to approximately $822,739. The revenues generated were primarily derived from the $10 million acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC (the "Petrol-Neodesha"). The acquisition includes leasehold rights to approximately 10,000 gross acres (7,620 net acres) and 72 producing gas wells in the Thayer Gas Field, in Southeast Kansas, 8 water disposal wells, about 56 miles of gas gathering and water lines as well as gas compressor sites and a fully equipped operations and maintenance shop. Daily gas production from Petrol-Neodesha at the end of December 2004 averaged 2.90 Million cubic feet per day (2.10 Million cubic feet per day of net production to the Company). This purchase provides an ongoing source of revenue and cash for the company, and moves us to the next stage of value creation. A copy of the audited statement of combined revenues and direct operating expenses and pro forma condensed financial statements for the purchase of the assets from Savage Resources, LLC and Savage Pipeline, LLC are attached to the Form 8-K/A filed on April 14, 2005.

        During the latter half of 2004 we acquired several oil producing properties with financing primarily from outside investors that formed LLC's. These properties included mineral leases, oil producing and water injection flood wells. We own the mineral leases and operate the wells on behalf of the LLC's. In total we operate about 318 oil wells and 120 water flood wells on about 5,620 gross acres (4,450 net acres). Daily oil production as of the end of December 2004 averaged 73.4 barrels of oil per day (58.0 barrels of oil per day net production to the Company).

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

        The following summarizes private placement offerings completed during 2004 and 2003:

Date	Description	Shares	Price per Share	Net Cash Proceeds	Warrants	Exercise Price

4/2003	Miscellaneous Sales	450,000	$0.75	$337,500	N/a	N/a

12/2003	IPO -Common Stock	2,350,473	$1.00	$2,286,098	N/a	N/a

10/2004	Unit Offering -Common Stock	5,633,333	$1.20	$6,141,200	5,633,333	$1.50

10/2004	Convertible Note	n/a	n/a	$8,000,000	4,186,667 2,146,666	$2.00 $3.00

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

       All aspects of this described development process are in fact similar if not identical to those we employ in our Petrol-Neodesha project that currently produces about 2.9 Million cubic feet of gas per day (2.10 Million cubic feet per day of net production to the Company) from 72 wells. In total Petrol operates in excess of 500 wells, with 375 wells being oil or gas producing and the remaining 125 wells being injection/flood wells or salt water disposal wells.

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

        We currently have four full time employees and two part time employees as well as eight contract personnel that support and operate our field operations. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into employment agreements with Paul Branagan and Gary Bridwell. We expect a significant change in the number of full time employees over the next 12 months. However, at this time we are unable to quantify exactly how many. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

        Income Taxes.    The Company accounts for income taxes under SFAS 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

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

NAME	AGE	POSITION
Paul T. Branagan	61	President, CEO, Chairman, Secretary/Treasurer
Loren Moll	48	Director
Lawrence Finn	60	Chief Financial Officer

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

        Lawrence J. Finn is Vice President and Chief Financial Officer of the Company and has over 32 years of financial and accounting experience in the petroleum industry, with 19 years as a financial officer. Prior to joining Petrol, Mr. Finn worked for CDX Gas, LLC, a private natural gas company with operations in the U.S. and Canada, concentrating in coal bed methane extraction since 2001. At CDX, Mr. Finn worked was the Vice President of Finance and then as Manager of Shale Projects. As Vice President of Finance, Mr. Finn was responsible for all financial reporting, accounting, and compliance with all financial obligations. As Manager of Shale Projects, Mr. Finn was responsible for identifying and attracting partners in development projects in Michigan, Indiana and Northern Kentucky. Prior to CDX, he served as Vice President Finance and Chief Financial Officer of The Wiser Oil Company for seven years. At Wiser, Mr. Finn was directly responsible for commercial and investment banking, corporate planning, investor relations, corporate communications and tax reporting for operations in the United States, Canada, and South America. Prior to Wiser, Mr. Finn was President and CFO of CWF Energy, Inc., an independent oil and gas exploration and production company who had operations in Texas, Oklahoma and Mississippi. Mr. Finn was also the Senior Vice President and CFO of May Petroleum Inc. and President of May Securities Corp. where he managed the financial, accounting, and administrative activities for May Petroleum; 50 public drilling partnerships; and May Energy Partners, a Master Limited Partnership. He is certified Public Accountant and has a B.B.A. from the University of Houston.

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

Code of Ethics

        A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

(3) Compliance with applicable governmental laws, rules and regulations;

(4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5) Accountability for adherence to the code.

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

(1) In November 20, 2003, we amended Mr. Branagan's employment agreement granting Mr. Branagan a 1/100 over riding royalty on wells we complete. On April 20, 2004, we amended Mr. Branagan's agreement to amend the royalty provisions. The over riding royalty is described in further detail below.

(2) The options are exercisable at prices ranging from $.50 to $2.50 per share, pursuant to Mr. Branagan's Employment Agreement.

(3) As of December 31, 2004, $8,940 of the $10,725 over riding royalties has not been paid to Mr. Branagan.

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

2. The Over Riding Royalty shall be paid as determined by our Board of Directors.

3. The term of the payment of the Over Riding Royalty shall be for the remaining term of the employment agreement and may be changed and/or extended at any time by our Board of Directors.

4. The term "Over Riding Royalty" shall be defined as a fractional interest in the gross production of oil and gas, in addition to the usual royalties paid to any lessor.

        On April 20, 2004, we further amended Mr. Branagan's Employment Agreement to amend the royalty provisions as follows:

1. Mr. Branagan shall receive a 1/100 Over Riding Royalty on production from any wells completed on Petrol's leased acreage.

2. The term of payment of the Over Riding Royalty shall be in perpetuity.

John C. Garrison

        On July 18, 2004, we executed an Employment Agreement with John C. Garrison, wherein Mr. Garrison agreed to serve as our Chief Financial Officer. Mr. Garrison agreed to work part time until his position requires a full time effort. We agreed to pay Mr. Garrison an hourly rate of $150.00 with the expectation that the total monthly efforts on behalf of the Company will require about 40 hours. Effective 9, 2005, Mr. Garrison resigned as Chief Financial Officer of the Company.

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

Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Paul Branagan, President	1,750,000 (3)	7%
Loren Moll, Director	3,100,000	12%
John C. Garrison, Chief Financial Officer (4)	0	0%
Lawrence Finn, Vice President & Chief Financial Officer (4)	0	0%
Directors and Officers as a Group	4,850,000	19%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

(2) Figures are rounded to the nearest whole percent.

(3) Includes 1,250,000 options to purchase our restricted common stock at prices ranging from $0.50 to $2.50 per share.

(4) Effective 9, 2005, John Garrison resigned as Chief Financial Officer of the Company and concurrently, the board of directors appointed Lawerence Finn as Vice President and Chief Financial Officer of the Company.

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

(2) Figures are rounded to the nearest whole percent.

(3) The 2,500,000 shares represents the amount of shares Wellington Management Company, LLP ("WMC") may be deemed to beneficially own as investment advisor, which are held of record by clients of WMC. No such client of WMC is known to have such right or power with respect to more than five percent of this class of securities.

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

ITEM 13. EXHIBITS

Exhibit Number	Description
(31-1)*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Paul Branagan
(31-2)*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Lawrence Finn
(32-1)*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Paul Branagan
(32-2)*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Lawrence Finn

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

Date: June 8, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Paul Branagan	President, CEO,	June 8, 2005
Paul Branagan	Chairman, Secretary
Officer and Treasurer

/s/Loren Moll	Director	June 8, 2005
Loren Moll

/s/Lawrence Finn	Chief Financial Officer	June 8, 2005
Lawrence Finn
1

Petrol Oil and Gas, Inc.

Index To Financial Statements

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

Weaver & Martin, LLC

Kansas City, Missouri

April 15, 2005

Petrol Oil and Gas, Inc.

Balance Sheet

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$ 1,792,885	$ 1,059,838
Cash, restricted	852,346	-
Accounts receivable	312,982	-
Prepaid expenses	11,526	-
Investments	15,778	200,000
Total current assets	2,985,517	1,259,838

Fixed assets, net	1,682,151	28,036

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,614,599	1,289,573
Properties subject to amortization	10,813,087	-
Capitalized loan costs, net	737,000	-
Total other assets	13,164,686	1,289,573

	$ 17,832,354	$ 2,577,447

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 462,153	$ 268,071
Accrued liabilities	276,129	25,116
Short-term derivative liability	157,960	-
Asset retirement obligation	445,617	6,200
Accrued payable -related party	270,000	-
Note payable -related party	-	47,500
Current portion of long term debt	976,574	4,000
Total liabilities	2,588,433	350,887

Long-term derivative liability	71,475	-
Long-term debt, less current portion	5,143,819	22,923
	5,215,294	22,923

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par, authorized 10,000,000 shares; no shares issued	-	-
Common stock, $.001 par, authorized 100,000,000 shares; 24,619,660 and 17,247,466 issued and outstanding at December 31, 2004 and 2003	24,620	17,247
Stock for services not issued 175,500 and 160,000 shares at December 31, 2004 and 2003	175	160
Unamortized cost of stock issued for services	(50)	(1,000)
Additional paid in capital	17,200,707	4,630,713
Other comprehensive (loss)	(229,435)	-
Accumulated (deficit)	(6,967,390)	(2,443,483)
	10,028,627	2,203,637

	$ 17,832,354	$ 2,577,447

See notes to financial statements.

Petrol Oil and Gas, Inc.

Statement of Operations

	For the Years Ended December 31,
	2004	2003

Revenue	$ 866,924	$ -

Expenses:
Direct costs	221,339	-
General and administrative	1,000,029	343,941
Professional and consulting fees	1,906,036	1,374,754
Depreciation, depletion and amortization	213,475	-
Acquisition costs	654,000	-
Total expenses	3,994,879	1,718,695

Net operating (loss)	(3,127,955)	(1,718,695)

Other income (expense):
Interest and other income	39,417	1,067
Interest expense	(1,435,369)	(16,156)
Total other income (expense)	(1,395,952)	(15,089)

Net (loss)	$ (4,523,907)	$ (1,733,784)

Weighted average number of common shares Outstanding -basic and fully diluted	20,647,542	14,721,438

Net (loss) per share -basic and fully diluted	$ (0.22)	$ (0.12)

See notes to financial statements.

Petrol Oil and Gas, Inc.

Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Unamortized Cost of Stock Issued for Services	Stock for Services Not Issued	Other Comprehensive Loss	Accumulated Deficit	Total Stockholder' Equity
	Shares	Amount

Balance, January 1, 2003	13,151,993	$ 13,152	$ 1,006,155	$ 215	$ -	$ -	$ (709,699)	$ 309,823

Shares issued for services	80,000	80	89,880	40	-	-	-	90,000
Shares issued for services not yet received	-	-	119,880	120	-	-	-	120,000
Shares issued for cash	450,000	450	337,050	-	-	-	-	337,500
Shares issued for services	215,000	215	-	(215)	-	-	-	-
Shares issued as collateral	1,000,000	1,000	-	-	(1,000)	-	-	-
Warrants issued for services	-	-	794,000	-	-	-	-	794,000
Shares issued for cash	2,350,473	2,350	2,283,748	-	-	-	-	2,286,098

Net (loss)
For the year ended December 31, 2003	-	-	-	-	-	-	(1,733,784)	(1,733,784)
Balance, December 31, 2003	17,247,466	17,247	4,630,713	160	(1,000)	-	(2,443,483)	2,203,637

Shares issued for services	413,861	415	904,085	-	-	-	-	904,500
Shares issued	160,000	160	-	(160)	-	-	-	-
Shares issued for asset acquisition	765,000	765	764,235	-	-	-	-	765,000
Warrants and options issued for services	-	-	548,600	-	-	-	-	548,600
Shares for services not yet issued	-	-	200,873	125	-	-	-	200,998
Shares for acquisition not yet issued	-	-	94,950	50	-	-	-	95,000
Options exercised	1,350,000	1,350	836,150	-	-	-	-	837,500
Shares returned from collateral	(1,000,000)	(1,000)	-	-	1,000	-	-	-
Shares held by lender as collateral	50,000	50	-	-	(50)	-	-	-
Shares issued for cash	5,633,333	5,633	6,135,567	-	-	-	-	6,141,200
Beneficial conversion of convertible stock	-	-	1,013,000	-	-	-	-	1,013,000
Warrants issued in financing	-	-	2,072,534	-	-	-	-	2,072,534
Other comprehensive loss	-	-	-	-	-	(229,435)	-	(229,435)

Net (loss)
For the year ended December 31, 2004	-	-	-	-	-	-	(4,523,907)	(4,523,907)
Balance, December 31, 2004	24,619,660	$ 24,620	$ 17,200,707	$ 175	$ (50)	$ (229,435)	$ (6,967,390)	$ 10,028,627

See notes to financial statements.

Petrol Oil and Gas, Inc.

Statement of Cash Flows

	For the Years Ended December 31,
	2004	2003
Cash flows from operating activities
Net loss	$ (4,523,907)	$ (1,733,784)
Depreciation, depletion and amortization	383,987	2,107
Shares issued for services	972,000	1,004,000
Shares issued for asset acquisitions	654,000	-
Warrants issued for services	585,598	-
Beneficial conversion	1,013,000	-
Adjustments to reconcile net (loss) to cash used in operating activities-
(Increase) in accounts receivable	(312,982)	-
(Increase) in prepaid expenses	(11,526)	-
Increase in accounts payable	194,081	158,102
Increase in accrued liabilities	251,013	31,315
Increase (decrease) in due to officer	(47,500)	22,500
Increase in due to related party	270,000	-
Net cash (used) by operating activities	(572,236)	(515,760)

Cash flows from investing activities
Purchase of proven properties	(8,410,000)	(30,142)
Purchase of oil and gas equipment	(1,590,000)	-
Purchase of other property and equipment	(95,214)	-
Purchase of oil and gas leases	(367,506)	-
Investment	184,222	(200,000)
Addition to restricted cash	(852,346)	-
Additions to capitalized oil and gas costs	(1,831,023)	(1,006,617)
Net cash (used) by investing activities	(12,961,867)	(1,236,759)

Cash flows from financing activities
Amortized loan fees	(707,500)	-
Payments on note payable	(4,050)	(1,086)
Proceeds from loans payable	8,000,000	28,009
Proceeds from sale of common stock	6,978,700	2,623,598
Net cash provided from financing activities	14,267,150	2,650,521

Net increase in cash	733,047	898,002
Cash -beginning	1,059,838	161,836
Cash -ending	$ 1,792,885	$ 1,059,838

Supplemental cash flow information:
Interest paid	$ 26,685	$ 16,156
Income taxes paid	$ -	$ -

Non-cash transactions
Shares issued for asset purchase	$ 860,000	$ -
Shares issued for services and loan fees	$ 1,653,923	$ 1,004,000
Warrants and options issued for services and financing	$ 2,621,134	$ -
Shares for services and acquisition not issued	$ 175	$ 160
Beneficial conversion	$ 1,013,000	$ -

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

6. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2004	2003
Convertible Note payable -Laurus Master Fund	$8,000,000	$-0-
Note payable -GMAC	22,923	26,923
Total
	8,022,923	26,923

Less unamortized cost of warrants	(1,902,530)	-0-

	6,120,393	26,923
Less current portion	(976,574)	(4,000)
Total long-term debt
	$5,143,819	$22,923

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
$8,022,923 ===========

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

9. Acquisitions

On January 15, 2004, the Company agreed to exchange 765,000 shares of common stock to Mr. John Haas, Mr. Mark Haas and Mr. W.B. Mitchell, principals of CBM Energy, Inc for oil and gas mineral leases covering approximately 36,000 gross acres (30,750 net acres) and title to approximately 10 existing wells. The value of the transaction is $765,000. $31,000 of value was assigned to properties not subject to amortization based on the unamortized lease cost of each leased acre. $80,000 of value was assigned to properties subject to amortization costs based on the fair market value of the test wells on the leased property. The remaining $654,000 was expensed.

Effective November 4, 2004, the Company completed the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC for the purchase price of $10 million. The acquisition includes leasehold rights to approximately 10,000 gross acres (7,620 net acres) and 71 producing gas wells in Southeast Kansas.

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