Form 10QSB
period 2005-06-30
PETROL OIL & GAS INC
filed 2005-08-15
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005, was 25,190,477 shares.

Transitional Small Business Disclosure Format (check one):

Yes No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

Condensed Balance Sheet

Unaudited

June 30, 2005
Assets
Current assets:
Cash	$ 494,350
Accounts receivable	849,864
Prepaid expenses and other current assets	22,154
Investment	17,364
Total current assets	1,383,732

Fixed assets, net	1,764,356

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,291,461
Properties subject to amortization	12,013,579
Capitalized loan costs, net	576,500
Total other assets	13,881,540
$ 17,029,628

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 235,339
Accrued liabilities	282,781
Short-term derivative liability	588,680
Current portion of long term debt	1,602,069
Total current liabilities	2,708,869
Long-term debt, less current portion	4,561,372
Asset retirement obligation	675,464

Contingencies and commitments

Stockholders' equity:
Preferred stock, $0.001 par, authorized 10,000,000 shares; no shares issued	-
Common stock, $0.001 par, authorized 100,000,000 shares; 25,190,477 issued and outstanding	25,190
Stock bought for services not issued	130
Unamortized cost of stock or options issued for services	(39,192)
Additional paid-in capital	18,956,017
Other comprehensive (loss)	(588,680)
Accumulated (deficit)	(9,269,542)
Total stockholders' equity	9,083,923
$ 17,029,628

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

Condensed Statement of Operations

Unaudited

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenue:	$ 2,996,102	$ -	$ 1,805,491	$ -

Expenses:
Direct operating costs	1,711,852	-	1,293,851	-
Professional and consulting fees	1,554,434	867,737	141,854	82,718
General and administrative	620,341	532,958	320,223	597,133
Depreciation, depletion and amortization	582,104	3,173	232,650	1,718
Acquisition costs	-	654,000	-	-
Total expenses	4,468,731	2,057,868	1,988,578	681,569
Loss from operations	(1,472,629)	(2,057,868)	(183,087)	(681,569)

Other income (expense):
Interest and other income	23,910	22,669	10,257	2,742
Interest expense	(853,433)	(1,715)	(457,618)	(762)
Other income (expense)	(829,523)	20,954	(447,361)	1,980
Loss before income tax	(2,302,152)	(2,036,914)	(630,448)	(679,589)
Provision for income tax	-	-	-	-
Net loss	$ (2,302,152)	$ (2,036,914)	$ (630,448)	$ (679,589)

Basic and diluted earnings per share	$ (0.09)	$ (0.12)	$ (0.03)	$ (0.04)

Weighted shares outstanding	24,962,730	16,448,261	25,096,052	16,448,261

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$ (2,302,152)	$ (2,036,914)
Adjustments to reconcile net loss to cash used in operating activities-
Depreciation, depletion and amortization	583,221	3,173
Accretion of warrants issued for long-term debt	503,785	-
Accretion of asset retirement obligations	23,347	-
Stock and warrants issued for services	(1,189,420)	913,313
Stock issued for interest payments	297,833	-
Stock issued in acquisition of CBM	-	765,000
Change in assets and liabilities-
Increase in accounts receivable	(536,882)	-
Increase in prepaid expense and other current assets	(10,628)	66,632
Increase in investments	(1,585)	(14,882)
Decrease in accounts payable	(195,059)	(124,549)
Decrease in accrued liabilities	(25,163)	(24,206)
Decrease in accrued liability – related parties	(270,000)	-
Decrease in note payable – related party	-	(47,500)
Cash used in operating activities	(743,863)	(499,933)

Investing activities:
Equipment purchased	(115,997)	(2,760)
Investment	-	200,000
Reductions to restricted cash	852,346	-
Additions to oil & gas properties	(1,058,666)	(968,601)
Cash (used in) investing activities	(322,317)	(771,361)

Financing activities:
Payments made on long-term debt	(232,355)	(2,734)
Borrowings on note payable	-	250,000
Payments received on note receivable	-	13,732
Exercise of options	-	187,500
Cash provided by (used in) financing activities	(232,355)	448,498

Decrease in cash	(1,298,535)	(822,796)
Beginning cash	1,792,885	1,059,838
Ending cash	$ 494,350	$ 237,042

Supplemental cash flow information:
Interest paid in cash	$ 65,710	$ 1,715
Income taxes paid	-	-

Non cash financing activities:
Unamortized cost of stock and options issued for services	$ 40,200	$ 950
Stock for services not issued	-	475
Stock, warrants and options issued for services	1,189,490	913,313
Stock issued for interest	297,833	-
Stock issued and exercise of options for a note receivable	-	350,000
Asset retirement obligation	206,500	-

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

On January 11, 2005, the Company issued 100,000 shares of its restricted common stock to Gary Bridwell. The Company had recorded the par value of the stock as stock bought for services not issued at December 31, 2004 so this reduced that account by $100.

On February 7, 2005, the Company entered into a Consulting Agreement with CEOcast, Inc., wherein the Company agreed to issue 40,000 shares of its common stock to CEOcast. The value of the stock was determined based on the closing value of the stock on the date the stock was issued. The Company recorded $96,800 as professional fee expense. The stock has not been issued as of June 30, 2005.

Pursuant to a consulting agreement the Company will issue stock to ECON Investor Relations, Inc based on a monthly value of $6,000. For the first and second quarters of 2005 the Company recorded $36,000 as a professional fee expense. The stock was not issued as of June 30, 2005.

On January 28, 2005, in exchange for delaying its monthly principal payment until June 2005 on the note due to Laurus, the Company issued to Laurus 666,667 warrants at an exercise price of $2.50 and 333,333 warrants at an exercise price of $3.00. The Company recorded as professional fee expense $549,000, which represented the fair market value of the warrants based on the Black-Scholes pricing model.

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

On May 9, 2005, the Company entered into an agreement with an employee to provide services to the Company. As part of the agreement the employee will receive 60,000 options vesting 20,000 per year at $2.33 per share for a period of five years. The value of the options was $40,200 as calculated using the Black-Scholes pricing model. The value was recorded as unamortized cost of options issued for compensation and will be amortized over the vesting period. At June 30, 2005 $1,117 has been expensed.

A summary of stock options and warrants is as follows:

	Options		Warrants
Outstanding 12/31/04	1,700,000	$1.24	17,761,666	$1.49
Granted	335,000	2.11	1,000,000	2.67
Cancelled	--	--	--	--
Exercised	--	--	--	--
Outstanding 3/31/05	1,975,000	$1.38	18,761,666	$1.55

In the first and second quarters of 2005, Laurus Master Fund, Ltd. converted $526,225.87 of interest and principal due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share, the Company issued 350,817 shares of its common stock through June 30, 2005.

At June 30, 2005, the Company had approximately 131,000 shares of its common stock that is earned but not issued.

Note 3 – Asset Retirement Obligation

The Company’s asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

June 30, 2005
Asset retirement obligation, beginning of year	$ 445,617
Liabilities incurred during the year	206,500
Liabilities settled during the year	--
Accretion of expense	23,347
Asset retirement obligations, end of year	$ 675,464

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Note 4 - Long-Term Debt

Long-term debt consists of the following:

June 30, 2005
Convertible Note payable – Laurus Master Fund	$ 7,543,235
Note payable – GMAC	18,900
Total	7,562,135

Less unamortized cost of warrants	(1,398,695)

6,163,440
Less current portion	(1,602,068)
Total long-term debt	$ 4,561,372

For the quarter and six-month period ended June 30, 2005 the accretion of the warrants that was included in interest expense totaled $248,704 and $503,785, respectively.

In June 2005, the Company signed a revolving term loan with Cornerstone Bank for $1 million to use as working capital. The term of the loan is for one year and is due in June 2006 and is collateralized by various Company bank accounts at Cornerstone Bank. As of June 30, 2005, there was no outstanding balance under this loan.

Note 5 – Fixed Price Sales Contracts

The Company entered into various contracts with Seminole Energy Services LLC to sell 60,000 mmbtu per month for the period of July 2005 to February 2006 at various fixed prices with the overall average price of $6.01.

Note 6 - Subsequent Events

On July 6, 2005, Laurus Master Fund, Ltd. converted $228,382.28 of principle and $56,916.84 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 the Company issued 190,200 shares of its restricted common stock to Laurus on July 8, 2005.

On July 20, 2005, Goran Blagojevic exercised 100,000 warrants at a price of $0.75 per share. The 100,000 shares were issued on July 29, 2005 and were previously registered in the Company’s registration statement declared effective on June 30, 2005.

On August 8, 2005, the Company issued 22,785 shares of its restricted common stock (valued at $54,000) to ECON Investor Relations, Inc. pursuant to its consulting agreement dated June 15, 2004.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	fluctuations of oil and gas prices;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are an oil and gas exploration, development and production company. Our properties are located in the Cherokee Basin along the Kansas and Missouri border. Our corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is Coal Bed Methane reservoirs in the central U.S., which produce both Coal Bed Methane (“CBM”) and conventional gas.

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

Our producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the total 169,000 gross (137,000 net) leased acres. These properties are in active production with 77 CBM producing wells that produce approximately 3.0 million cubic feet of gas per day (2.17 Million cubic feet per day of net production of the Company). Studies to drill additional wells, improve existing wells and enhance the gas gathering system were refined into an advanced development plan during the first quarter of 2005 and portions of the plan were executed in the second quarter of 2005. This plan will serve as the blueprint to enhance the value of these properties and provide knowledge for development of remaining leases in other nearby counties where the company has leases. These properties have provided the Company with a revenue stream and certain value in proven producing reserves.

In the second quarter of 2005, we implemented Phase I of our development plan that involved expanding the production of our existing gas gathering pipeline and drilling several new production wells. Phase I pipeline enhancements included adding approximately 3.5 miles of high capacity gas gathering pipeline and strategically incorporating 2 new booster stations to reduce pipeline pressure and provide a higher level of compressor redundancy. In addition, the reduced pipeline pressure was designed to increase CBM production from existing production wells and in fact overall field production was found to increase by about 425 Mcfd. Furthermore, the capacity of the pipeline has now been doubled and will serve to accommodate production from new development wells.

The second element of the Phase I development plan involved drilling five new CBM wells. Four of our five new wells are in various stages of completion and have increased gas production by 150 Mcfd after approximately six weeks of de-watering. These new wells are the first set of wells we have completed and connected to our newly enhanced gas gathering pipeline system. Based on our current field production levels, we plan to aggressively develop future production activities.

Additionally, in the second quarter of 2005, we acquired an additional 400 gross acres adjacent to our Petrol-Neodesha property and have committed to drill three wells this year on these newly acquired leases.

We intend to continue seeking acquisition opportunities which compliment our current production. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while seeking larger debt funding opportunities sufficient enough to develop a greater portion of our mineral leases.

We have developed and circulated an information package to seek funds for the development of our Coal Creek project in Coffey County, Kansas. The Coal Creek development plan is based upon drilling and completing some 540 wells over a two year period along with three gas gathering pipelines. The full development plan is expected to be executed in two phases. The first phase involves emplacing the basic gas gathering pipeline infra-structures and developing about 180 new CBM wells. Phase two includes finalizing the gas gathering pipeline and developing 360 new CBM wells. The anticipated costs of the full development plan is approximately $66,000,000 for which we expect to acquire funding through a debt structure from banks or mezzanine financiers. The pace of the development will obviously depend on the availability of the financing program, lender restrictions, general economic conditions, and potential other factors relevant to this type of development plan.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the three months ended on June 30, 2005 and 2004.

	Three Months Ended June 30,
	2005	2004	Increase
	Amount	Amount	(Decrease)
Revenue	$ 1,805,491	$ -	$ 1,805,491

Expenses:
Direct operation costs	1,293,851	-	1,293,851
General and administrative	320,223	597,133	(276,910)
Professional and consulting fees	141,854	82,718	59,136
Depreciation, depletion and amortization	232,650	1,718	230,932
Acquisition cost	-	654,000	(654,000)
Total expenses	1,988,578	681,569	1,307,009

Loss from operations	(183,087)	(681,569)	(498,482)
Other income (expense):
Interest and other income	10,257	2,742	7,515
Interest expense	(457,618)	(762)	456,856
Net loss	$ (630,448)	$ (679,589)	(49,141)

Three Months Ended in 2005 Compared to Three Months Ended in 2004

Revenue: Total revenue was $1,805,491 and $-0- for the second quarter of 2005 and 2004, respectively. Historically, the Company has been in a development stage, acquiring various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts. Our increase in revenue during the second quarter of 2005 is attributable to the acquisition of producing properties in Wilson and Neosho counties of Eastern Kansas during the fourth quarter of 2004. Also, during the second quarter of 2005, the Company increased the number of oil wells producing in various counties in Southeastern Kansas.

Direct operating costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Operating costs totaled $1,293,851 and $-0- for the second quarter of 2005 and 2004, respectively, because there were no producing properties in 2004. This was and increase of $875,850 from the first quarter of 2005, which was due to extensive work over and repair cost on the Company’s oil properties during the second quarter.

Professional and consulting fees were $141,854 and $82,718 for the second quarters of 2005 and 2004, respectively, an increase of $59,136. The increase is a result of increased oil and gas operations and increased legal and accounting fees associated with the increased operations during 2005.

General and administrative expenses for the second quarter of 2005 were $320,223 compared to $597,133 in the second quarter of 2004, respectively, for a decrease of $276,910. The decrease is attributable to high loan fees in 2004.

Depreciation, depletion and amortization expense for the second quarter of 2005 and 2004 were $232,650 and $1,718 for an increase of $230,932. Historically, as a development stage company, we had not placed in service depreciable assets nor had we begun production eliminating the need for a depletion expense. The increase was a result of recently completed acquisition obligations and commencement of production.

Other Income (Expense):

Interest and other income for the second quarter of 2005 and 2004 was $10,257 and $2,742, respectively, for a increase of $7,515 which was the result of increased cash in 2005 due to the Laurus restricted funds account.

Interest Expense for the second quarter of 2005 and 2004 was $457,618 and $762, respectively, for an increase of $456,856. During the fourth quarter of 2004, we issued a long-term convertible note in the amount of $8,000,000 and the interest and accretion of warrant cost is associated with the note.

Net Loss: Our net loss for the second quarter of 2005 and 2004 was $630,448 and $679,589, respectively, for a decrease in net loss in the amount of $49,141. The Company had a $498,482 decrease in loss from operation due to the purchase of producing properties in November 2004, offset an increase of $456,856 interest expense due to the Laurus financing to purchase the producing properties.

The following overview provides a summary of key information concerning our financial results for the six months ended on June 30, 2005 and 2004.

	Six Months Ended June 30,
	2005	2004	Increase
	Amount	Amount	(Decrease)
Revenue	$ 2,996,102	$ -	$ 2,996,102

Expenses:
Direct operation costs	1,711,852	-	1,711,852
General and administrative	620,341	532,958	87,383
Professional and consulting fees	1,554,434	867,737	686,697
Depreciation, depletion and amortization	582,104	3,175	578,931
Acquisition cost	-	654,000	(654,000)
Total expenses	4,468,731	2,057,868	2,410,863

Loss from operations	(1,472,629)	(2,057,868)	(585,239)
Other income (expense):
Interest and other income	23,910	22,669	1,241
Interest expense	(853,433)	(1,715)	851,718

Net loss	$(2,302,152)	$(2,036,914)	265,238

Six Months in 2005 Compared to Six Months Ended in 2004

Revenue: Total revenue for the six months ended in 2005 and 2004 was $2,996,102 and $0. Historically, the Company has been in a development stage, acquiring various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts. Our increase in revenue during the six months of 2005 is attributable to the acquisition of the producing properties in Wilson and Neosho counties of Eastern Kansas during the fourth quarter of 2004.

Expenses:

Direct operating costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Operating costs totaled $1,711,852 and $0 for the six months ended in 2005 and 2004, respectively, because there were no producing properties in 2004. Direct operating cost for the six months for gas wells and oil wells was $1,114,638 and $597,241, respectively.

Professional and consulting fees were $1,554,434 and $867,737 for the six months ended in 2005 and 2004, for an increase of $686,697. The increase is a result of our endeavors to obtain the necessary capital required to ultimately increase revenue. Our efforts have led us to various individuals with which we have entered into consulting agreements for services.

General and administrative expenses for the six months ended in 2005 and 2004 was $620,341 and $532,958, respectively, for an increase of $87,383. The increase is attributable to the additional overhead incurred in connection with the commencement of field operations.

Depreciation, depletion and amortization expense for the six months ended in 2005 and 2004 were $582,104 and $3,173. Historically, as a development stage company, we had not placed in service depreciable assets nor had we begun production eliminating the need for a depletion expense. The increase was a result of recently completed acquisition obligations and commencement of production.

Acquisition costs in the six months ended 2004 was the non-allocable amounts associated with the purchase of oil and gas assets.

Other Income (Expense):

Interest and other income for the six months ended in 2005 and 2004 was $23,910 and $22,669, respectively, for a increase of $1,241, which was the result of increased restricted funds as a result of the Laurus financing.

Interest Expense for the six months ended in 2005 and 2004 was $853,433 and $1,715, respectively, for an increase of $851,718. During the fourth quarter of 2004, we issued a long-term convertible note in the amount of $8,000,000 and the interest and accretion of warrant cost is associated with the note.

Net Loss: Our net loss for the six months of 2005 and 2004 was $2,302,152 and $2,036,914, respectively, for an increase loss in the amount of $265,238. The net loss was primarily attributable to us beginning our production and the increased interest expense directly associated with our current financing arrangements.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on the sustained development and production of CBM on our existing properties, pursuing strategic acquisitions of producing properties and creating value by furthering our business plan.

We have developed and circulated an information package to solicit funds for the development of our Coal Creek project in Coffey County, Kansas. The Coal Creek development plan includes drilling and completing some 540 wells over a two year period along with three gas gathering pipelines. The anticipated costs of the full development plan is approximately $66,000,000 for which we expect to acquire funding through a debt structure from banks or mezzanine financiers. The pace of the development will obviously depend on the availability of the financing program. We also intend to fund portions of our field operations and development program from revenues obtained from sales of our CBM gas and oil production, from outside lenders, and from proceeds of anticipated exercise of warrants and options. In addition, we may take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to realize the value in our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

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

Liquidity and Capital Resources

Financing. On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation. Under the terms of the Laurus Funds agreements we issued a Secured Convertible Term Note (the “Note”) in the aggregate principal amount of $8.0 million and a five-year warrant (the “Warrant”) to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. The Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

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

As of July 6, 2005, Laurus has converted $456,764.56 of principal payments into 304,510 shares of our common stock and $354,760.43 of accrued interest into 236,507 shares of our common stock (541,017 shares in total). The conversion of accrued interest allowed us access to additional cash to use in our operations.

Pursuant to the terms of the Registration Rights Agreement between Laurus and us, we were obligated to file a registration statement covering shares of our common stock issuable upon conversion of the Note and exercise of the Warrant. A registration statement was declared effective by the SEC on June 30, 2005. Pursuant to Amendment No. 1 to the Registration Rights Agreement, we were obligated to file a registration statement registering the 1,000,000 shares of our common stock issuable upon exercise of the New Warrant. We filed a registration statement with the Securities and Exchange Commission relating to the resale of our common stock on August 1, 2005. Further, pursuant to the amendment agreement executed on April 28, 2004, we have agreed to file semi-annual registration statements to register shares of our common stock issued to Laurus for the conversion of interest under the Note.

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

In October 2004 we sold 5,633,333 units for a total purchase price of $6,760,000. As part of the unit offering, we were required to use commercially reasonable efforts to file a registration statement with the SEC covering the units and have the registration declared effective within 120 days of the last Closing under the unit offering. On October 29, 2004, we filed a registration statement on Form SB-2 which included the units and was declared effective on June 30, 2005. The subscription agreement for the unit offering contains a liquidated damage clause calling for us to pay damages ranging from 1%-2% for each thirty day period the registration statement is not effective as follows; (i) 1% of the purchase price of the Units for the first 30 day period, (ii) 1.5% of the purchase price of the Units for the second 30 day period, and (iii) 2% of the purchase price of the Units for each 30 day period thereafter (i) and (ii). We believe we used commercially reasonable best efforts in an attempt to have the registration statement declared effective and therefore will not be subject to payment of the liquidated damages. However, in the event we are required to pay the liquidated damages, the impact on our operations could be material.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is to efficiently manage the production from the Savage (Petrol-Neodesha) acquisition, our ability to obtain additional capital through additional equity and/or debt financing, and Joint Venture or Working Interest partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations.

We have used the funds remaining in the Laurus restricted account and completed the first phase of our operations which is large field scale development. However, we anticipate the need for a significant amount of funds in order to fully develop both the Petrol-Neodesha property and our leased acreage.

Over the next twelve months we believe that our existing capital combined with cash flow from operations will not be sufficient to sustain operations and planned expansion without additional financing.

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

When we have identified a proposed drilling site, we as a licensed operator in the State of Kansas and Missouri, will be engaged in all aspects of well site operations. As the operator we will be responsible for permitting the well, which will include obtaining permission from the Kansas Oil and Gas commission or

Missouri relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. Additionally, we will formulate and deliver to all interest owners an operating agreement establishing each participant’s rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. We will be responsible for completing each successful well and connecting it to the most appropriate portion of our gas gathering system.

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

Presently, we are determining the costs of transporting our gas products to these existing interstate pipelines. The cost of installing a distribution infrastructure or local gathering system will vary depending upon the distance the gas must travel from wellhead to the compressor station and high pressure pipeline tap, and whether the gas must be treated to meet the purchasing company’s quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, we anticipate that the total cost of installing a distribution infrastructure for a group of about 50-75 producing wells will be approximately $6,500 each plus a one-time expense of $5,000 per well to tap into the high pressure interstate pipeline and support a compressor and monitoring system.

The prices obtained for oil and gas are dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. We have entered into forward sales contracts for a portion of the gas and oil we presently produce. We do not have any delivery commitments for gas or oil from wells not currently drilled. However, due to the U.S. government’s recent push toward increased domestic production of energy sources, and the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas we produce, once it has been delivered to a distribution facility.

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

Lawrence Finn, is Vice President and Chief Financial Officer of the Company. Prior to joining Petrol, Mr. Finn worked for CDX Gas, LLC, a private natural gas company with operations in the U.S. and Canada, concentrating in coal bed methane extraction. At CDX, Mr. Finn worked was the Vice President of Finance and then as Manager of Shale Projects. As Vice President of Finance, Mr. Finn was responsible for all financial reporting, accounting, and compliance with all financial obligations. As Manager of Shale Projects, Mr. Finn was responsible for identifying and attracting partners in development projects in Michigan, Indiana and Northern Kentucky. Prior to CDX, he served as Vice President Finance and Chief Financial Officer of The Wiser Oil Company for seven years. At Wiser, Mr. Finn was Mr. Finn was directly responsible for commercial and investment banking, corporate planning, investor relations, corporate communications and tax reporting for operations in the United States, Canada, and South America. He is certified Public Accountant and has a B.B.A. from the University of Houston.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Derivatives

Description of contracts.

To reduce our exposure to unfavorable changes in natural gas prices we have entered into an agreement to utilize energy swaps in order to have a fixed-price contract. This contract allows us to be able to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. However, we will not benefit from market prices that are higher than the fixed prices in our contracts for hedged production. If we are unable to provide the quantity that we have contracted for we will have to go to the open market to purchase the required amounts that we have contracted to provide.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in our Annual Report filed on June 9, 2005. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value, if lower of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

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

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

We intend to periodically review the carrying value of our gas and oil properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved gas and oil properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at an annual rate of 10%. Application of this “ceiling” test requires pricing future revenue at the un-escalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. We may be required to write down the carrying value of our gas and oil properties when natural gas and oil prices are depressed or unusually volatile, which would result in a charge against our earnings. Once incurred, a write-down of the carrying value of our natural gas and oil properties is not reversible at a later date.

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

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices declined significantly in late 1998 and 1999 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	political conditions in natural gas and oil producing regions;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
•	the price and availability of other fuels.

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

The natural gas and oil business involves a variety of operating risks, including:

•	fires;
•	explosions;
•	blow-outs and surface cratering;
•	uncontrollable flows of oil, natural gas, and formation water;
•	natural disasters, such as hurricanes and other adverse weather conditions;
•	pipe, cement, or pipeline failures;
•	casing collapses;
•	embedded oil field drilling and service tools;
•	abnormally pressured formations; and

•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

•	injury or loss of life;
•	severe damage to and destruction of property, natural resources and equipment;
•	pollution and other environmental damage;
•	clean-up responsibilities;
•	regulatory investigation and penalties;
•	suspension of our operations; and
•	repairs to resume operations.

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

Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

•	location and density of wells;
•	the handling of drilling fluids and obtaining discharge permits for drilling operations;
•	accounting for and payment of royalties on production from state, federal and Indian lands;
•	bonds for ownership, development and production of natural gas and oil properties;
•	transportation of natural gas and oil by pipelines;
•	operation of wells and reports concerning operations; and
•	taxation.

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

We may consider acquisitions of other assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

•	The acquired assets or business may not achieve expected results;
•	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;
•	We may not be able to retain key personnel of an acquired business;
•	Our management’s attention may be diverted; or
•	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

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

On October 28, 2004, we entered into an $8 million credit facility with Laurus Master Fund, Ltd. pursuant to a secured convertible term note and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

•	Failure to pay interest and principal when due;

•	An uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;

•	A breach by us of any material representation or warranty made in any of the notes or in any related agreement;

•	Any money judgment or similar final process is filed against us for more than $50,000;

•	Any form of bankruptcy or insolvency proceeding is instituted by or against us; and

•	Suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days.

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

Laurus has no obligation to cause us to issue common stock if the market price is less than the applicable conversion price. On July 29, 2005, the closing price of our stock was $1.55. The convertible note has a conversion price of $1.50. Thus the conversion rights granted to Laurus were at a discount to the recent closing price of the common stock. Laurus has no obligation to convert the securities or to accept common stock as payment for interest if the market price of the securities for five trading days prior to a conversion date is less than 115% the conversion price. The amount of common stock that may be issued to Laurus is subject to certain limitations based on price, volume and/or the inventory of our common stock held by Laurus.

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

Petrol is and may become involved in various routine legal proceedings incidental to its business. However, to Petrol’s knowledge as of the date of this report, there are no material pending legal proceedings to which Petrol is a party or to which any of its property is subject.

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

Pursuant to Mr. Lawrence Finn’s employment agreement effective May 9, 2005, we granted Mr. Finn options to purchase 60,000 shares of our common stock at $2.23 per share with a vesting plan of 33% per year for 3 years. We believe that the grant of the option was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

Subsequent Issuances

On July 6, 2005, Laurus Master Fund, Ltd. converted $228,382.28 of principle and $56,916.84 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 we issued 190,200 shares of our restricted common stock to Laurus on July 8, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On July 20, 2005, Goran Blagojevic exercised 100,000 warrants at a price of $0.75 per share. The 100,000 shares were issued on July 29, 2005 and were previously registered in our registration statement declared effective on June 30, 2005.

On August 8, 2005, we issued 22,785 shares of our common stock (valued at $54,000) to ECON Investor Relations, Inc. pursuant to its consulting agreement dated June 15, 2004. We believe that the issuance of the shares and grant of the options were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

Date: August 15, 2005