Form 10QSB
period 2005-09-30
PETROL OIL & GAS INC
filed 2005-11-14
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes    X       No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____ No     X

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005, was 26,074,415 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No     X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

Condensed Balance Sheet

Unaudited

September 30, 2005
Assets
Current assets:
Cash	$411,745
Accounts receivable	973,941
Prepaid expenses and other current assets	22,154
Investment
Total current assets	1,407,840

Fixed assets, net	1,712,003

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,299,328
Properties subject to amortization	11,957,791
Capitalized loan costs, net	516,500
Total other assets	13,773,619
$16,893,462

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$155,888
Accrued liabilities	895,534
Short-term derivative liability	2,825,536
Current portion of long term debt	1,678,593
Total current liabilities	5,555,551
Long-term debt, less current portion	3,798,728
Asset retirement obligation	689,311
Long-term derivative liability	491,715

Contingencies and commitments

Stockholders’ equity:
Preferred stock, $0.001 par, authorized 10,000,000 shares; no shares issued	-
Common stock, $0.001 par, authorized 100,000,000 shares; 26,074,415 issued and outstanding	26,074
Stock bought or for services not issued	118
Unamortized cost of stock or options issued for services	(35,782)
Additional paid-in capital	20,172,134
Other comprehensive (loss)	(3,317,251)
Accumulated (deficit)	(10,487,136)
Total stockholders’ equity	6,358,157
$16,893,462

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

Condensed Statement of Operations

Unaudited

	Nine Months Ended September30,		Three Months Ended September 30
	2005	2004	2005	2004
Revenue:	$4,489,872	$44,185	$1,493,770	$44,185

Expenses:
Direct operating costs	2,653,270	—	941,418	—
Professional and consulting fees	1,807,881	1,100,496	253,247	232,760
General and administrative	1,416,115	757,571	795,764	221,441
Depreciation, depletion and amortization	897,003	—	314,899	—
Acquisition costs	—	654,000	—	—
Total expenses	6,774,269	2,512,067	2,305,328	454,201
Loss from operations	(2,284,397)	(2,467,882)	(811,558)	(410,016)

Other income (expense):
Interest and other income	26,138	21,662	2,227	(1,006)
Interest expense	(1,261,487)	(4,007)	(408,053)	(2,292)
Other income (expense)	(1,235,349)	17,655	(405,826)	(3,298)
Loss before income tax	(3,519,746)	(2,450,227)	(1,217,384)	(413,314)
Provision for income tax	—	—	—	—
Net loss	$(3,519,746)	$(2,450,227)	$(1,217,384)	$(413,314)

Basic and diluted earnings per share	$(0.14)	$(0.14)	$(0.05)	$(0.02)

Weighted shares outstanding	25,196,538	16,959,057	25,656,528	16,959,057

See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended September30,
	2005	2004
Operating activities:
Net loss	$(3,519,746)		$(2,450,227)
Adjustments to reconcile net loss to cash used in operating activities-
Depreciation, depletion and amortization	897,003		4,760
Accretion of warrants issued for long-term debt	745,026		—
Accretion of asset retirement obligations	37,194		—
Stock and warrants issued for services	1,294,580		1,020,313
Stock issued for interest payments	412,797		—
Options issued for services	4,468		—
Stock issued in acquisition of CBM	—		765,000
Gain on investment – net of fees	—		(15,823)
Change in assets and liabilities-
Increase in accounts receivable	(660,959)		—
Increase in prepaid expense and other current assets	(10,628)		(250,000)
Decrease in investments	15,778		—
Increase (decrease) in accounts payable	(274,510)		293,237
Increase in accrued liabilities	587,647		35,323
Decrease in accrued liability – related parties	(270,000)		—
Decrease in note payable – related party	—		(47,500)
Cash used in operating activities	(741,346)		(644,917)
Investing activities:
Equipment purchases	(130,059)		(2,760)
Investments	—		200,000
Reductions to restricted cash	852,346		—
Additions to oil & gas properties	(1,199,229)		(1,552,957)
Cash (used in) investing activities	(476,942)		(1,355,717)
Financing activities:
Payments made on long-term debt	(462,952)		(3,760)
Borrowings on note payable	—		250,000
Payments received on note receivable	—		318,000
Sale of Common Stock	—		6,021,200
Exercise of options and warrants	300,100		487,500
Cash provided by (used in) financing activities	(162,852)		7,072,940

Decrease in cash	(1,381,140)		5,072,306
Beginning cash at December 31,	1,792,885		1,059,838
Ending cash	$411,745		$6,132,144

Supplemental cash flow information:
Interest paid in cash	$163,423		$4,007
Income taxes paid	—		—

Non cash financing activities:
Unamortized cost of stock and options issued for services	$35,732	$	(950)
Stock, warrants and options issued for services	1,299,048		1,020,313
Stock issued for interest	412,797		—
Stock issued and exercise of options for a note receivable	—		349,500

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

On January 28, 2005, in exchange for delaying its monthly principal payment until June 2005 on the note due to Laurus Master Fund, the Company issued Laurus 666,667 warrants at an exercise price of $2.50 and 333,333 warrants at an exercise price of $3.00. The Company recorded as professional fee expense $549,000, which represented the fair market value of the warrants based on the Black-Scholes pricing model.

On February 7, 2005, the Company entered into a Consulting Agreement with CEOcast, Inc., wherein the Company agreed to issue 40,000 shares of its common stock to CEOcast. The value of the stock was determined based on the closing value of the stock on the date the stock was issued. The Company recorded $96,800 as professional fee expense.

On March 16, 2005, the Company executed an agreement with CSC Group, wherein Steve Cochennet, (an Advisory Board Member) President of CSC Group, agreed to provide the Company with services to further the Company’s long-term strategy. The term of the agreement began on January 1, 2005. The Company agreed to pay Mr. Cochennet $5,000 per month plus grant 150,000 options to CSC Group at $2.04 per share for a period of five years. Mr. Cochennet will also receive 3% of any debt facility or mezzanine financing he puts in place prior to December 31, 2005. The value of the options was $138,795 as calculated by using the Black-Scholes pricing model. This was recorded as professional fee expense.

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

On March 23, 2005, Laurus Master Fund, Ltd. converted $190,677.37 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50, the Company issued 127,118 shares of common stock to Laurus on April 7, 2005.

On April 13, 2005, Laurus Master Fund, Ltd. converted $52,819 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50, the Company issued 35,213 shares of common stock to Laurus on April 19, 2005.

On April 29, 2005, Laurus Master Fund, Ltd. converted $112,500 of principle due under the Convertible Term Note. Pursuant to the conversion rate of $1.50, the Company issued 75,000 shares of common stock to Laurus on May 5, 2005.

On May 9, 2005, the Company entered into an agreement with an employee to provide services to the Company. As part of the agreement the employee will receive 60,000 options vesting 20,000 per year at $2.33 per share for a period of five years. The value of the options was $40,200 as calculated using the Black-Scholes pricing model. The value was recorded as unamortized cost of options issued for compensation and will be amortized over the vesting period. At September 30, 2005 $4,468 has been expensed.

On May 12, 2005, Laurus Master Fund, Ltd. converted $115,882.28 of principle and $54,346.47 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50, the Company issued 113,486 shares of common stock to Laurus on May 17, 2005.

On July 6, 2005, Laurus Master Fund, Ltd. converted $228,382.28 of principle and $56,916.84 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50, the Company issued 190,200 shares of common stock to Laurus on July 8, 2005.

On July 20, 2005, Goran Blagojevic exercised 100,000 warrants at a price of $0.75 per share. The 100,000 shares were issued on July 29, 2005 and were previously registered in the Company’s registration statement declared effective on June 30, 2005.

On August 7, 2005, the Company entered into a Consulting Agreement with CEOcast, Inc., wherein the Company agreed to issue 60,000 shares of its common stock to CEOcast. The value of the stock was determined based on $1.50, the closing value of the stock on the date the stock was issued. The Company recorded $90,000 as professional fee expense. The stock had not been issued as of September 30, 2005.

On August 8, 2005, the Company issued 22,785 shares of its common stock (valued at $54,000) to ECON Investor Relations, Inc. pursuant to its consulting agreement dated June 15, 2004.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

On August 25, 2005, the Company issued 10,000 shares of its common stock to Gary Bridwell as a bonus for his work as field engineering supervisor.

On August 31, 2005, the Company issued 10,000 shares of its common stock (valued at $15,200) to Joseph Blankenship pursuant to its research agreement dated February 9, 2004.

On September 7, 2005, Laurus Master Fund, Ltd. converted $228,382.28 of principle and $58,047.00 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50, the Company issued 190,953 shares of common stock to Laurus on September 8, 2005.

On September 16, 2005, Laurus Master Fund, Ltd. converted $240,000.00 of principle due under the Convertible Term Note. Pursuant to the conversion rate of $1.50, the Company issued 160,000 shares of common stock to Laurus on September 19, 2005.

On September 22, 2005, GSSF Master Fund, LP exercised 100,000 warrants at a price of $1.50 per share. The 100,000 shares were issued on September 27, 2005.

On September 22, 2005, Gryphon Master Fund, L.P. exercised 100,000 warrants at a price of $1.50 per share. The 100,000 shares were issued on September 27, 2005.

A summary of stock options and warrants is as follows:

	Options	Weighted Average Price	Warrants	Weighted Average Price
Outstanding 12/31/04	1,700,000	$1.24	17,761,666	$1.49
Granted	335,000	2.11	1,000,000	2.67
Cancelled	--	--	--	--
Exercised	100,000.75		200,000	$1.50
Outstanding 9/30/05	1,935,000	$1.42	18,561,666	$1.55

At September 30, 2005, the Company had approximately 118,000 shares of its common stock that is earned but not issued.

Effective registration statement

In October 2004 the Company sold 5,633,333 units for a total purchase price of $6,760,000. As part of the unit offering, the Company was required to use commercially reasonable efforts to file a registration statement with the SEC covering the units and have the registration declared effective within 120 days of the last Closing (October 27, 2004 ) under the unit offering. On October 29, 2004, we filed a registration statement on Form SB-2 which included the units and was declared effective on June 30, 2005. The subscription agreement for the unit offering contains a liquidated damage clause calling for the Company to pay damages ranging from 1%-2% for each thirty day period the registration statement is not effective as follows; (i) 1% of the purchase price of the Units for the first 30 day period, (ii) 1.5% of the purchase price of the Units for the second 30 day period, and (iii) 2% of the purchase price of the Units for each 30 day period thereafter (i) and (ii). The Company believes it used commercially reasonable best efforts in an attempt to have the registration statement declared effective and

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

that the liquidated damages provisions of the subscription agreement is unenforceable; therefore the Company will not be subject to payment of the liquidated damages.

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

September 30, 2005
Asset retirement obligation, beginning of period	$ 445,617
Liabilities incurred during the period	206,500
Liabilities settled during the period	--
Accretion of expense	37,194
Asset retirement obligations, end of period	$ 689,311

Note 4 - Long-Term Debt

Long-term debt consists of the following:

September 30, 2005
Convertible Note payable – Laurus Master Fund	$ 6,618,081
Note payable – GMAC	16,736
Total	6,634,817

Less unamortized cost of warrants	(1,157,496)

5,477,321
Less current portion	(1,678,593)
Total long-term debt	$ 3,798,728

For the quarter and nine-month period ended September 30, 2005 the accretion of the warrants that was included in interest expense totaled $241,195 and $744,980, respectively.

In June 2005, the Company signed a revolving term loan with Cornerstone Bank for $1 million to use as working capital. The term of the loan is for one year and is due in June 2006 and is collateralized by various Company bank accounts at Cornerstone Bank. As of September 30, 2005, there was no outstanding balance under this loan.

Note 5 – Fixed Price Sales Contracts

The Company entered into various contracts with Seminole Energy Services LLC and Virginia Power to sell an average of 60,677 mmbtu per month for the period of October 2005 to March 2007 at various fixed prices with the overall average price of $7.95.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Note 6 - Subsequent Events

Stock Transactions

On October 4, 2005, Laurus Master Fund, Ltd. converted $54,210.33 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 the Company issued 36,140 shares of its restricted common stock to Laurus on October 5, 2005.

On October 11, 2005, the Company issued 10,000 shares of its common stock (valued at $16,400) to Edward B. Birk at a price of $1.64 per share as a payment for a salt water disposal well purchased by the Company.

On October 11, 2005, the Company issued 50,000 shares of its common stock (valued at $82,000) to Haas Oil Group pursuant to a Purchase and Sales Agreement dated September 20, 2004.

On October 13, 2005, Laurus Master Fund, Ltd. converted $37,500.00 of principle due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 the Company issued 25,000 shares of common stock to Laurus on October 13, 2005.

On November 1, 2005, Laurus Master Fund, Ltd. converted $15,000 of Principal due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 the Company issued 10,000 shares of common stock to Laurus on November 9, 2005.

On November 8, 2005, Laurus Master Fund, Ltd. converted $164,264.56 of Principal and $55,371.36 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 the Company issued 146,424 shares of common stock to Laurus on November 9, 2005.

Laurus Funds Financing Transaction

On October 31, 2005, the Company entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus Funds”). Under the terms of the Laurus Funds agreements, $10 million was funded into an escrow account to be disbursed to the Company pending finalization of certain closing requirements. The Company issued a Secured Term Note (the “Note”) in the aggregate principal amount of $10 million and a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of the Company’s common stock at $2.00 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. The Company will pay Laurus Funds a management fee of $350,000, plus an amount of due diligence and legal fees to be determined, and $2,500 in escrow fees. Further, the Company will pay a cash finders’ fee of $50,000 and issue 50,000 shares of the Company’s common stock. The Note is secured by a blanket lien on substantially all of the assets owned by the Company. In the event the Company defaults under the agreements with Laurus Funds, Laurus Funds may enforce its rights as a secured party and accelerate payments under the Note and the Company may lose all or a portion of its assets. In addition, Laurus Funds, in their sole discretion, may purchase additional notes from the Company in an aggregate principal amount of up to $40,000,000 pursuant to substantially similar terms of the initial Note. The net proceeds to be derived from the Note will be utilized by the Company to drill and develop its Coal Bed Methane (CBM) gas fields in eastern Kansas as well as to install a gas gathering pipeline and processing system in the production areas.

Petrol Oil and Gas, Inc.

Notes To Condensed Financial Statements

Employment Agreement

On November 2, 2005, the Company entered into an employment agreement with Paul Branagan, wherein Mr. Branagan agreed to serve as the Company’s Chief Executive Officer and President. The term of employment is for five (5) years. The Company agreed to pay Mr. Branagan annual compensation of $225,000. In addition to the cash compensation, the Company granted Mr. Branagan an extension of previously granted stock options to purchase 1,250,000 shares of its common stock at prices ranging from $0.05 per share to $2.50 per share, exercisable at any time and expiring on September 30, 2010. The Company also granted Mr. Branagan additional options to purchase 500,000 shares of its common stock at $1.75 per share, exercisable at any time and expiring on September 30, 2010. Mr. Branagan will also receive a 1/100 Over Riding Royalty on production from any wells completed on the Company’s current and future leased acreage. The Over Riding Royalty shall be paid as determined by the Company’s Board of Directors and the term of the payment of the Over Riding Royalty shall be in perpetuity.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	the ability to continue to produce gas and oil from existing wells;
•	the ability to discover commercial quantities of natural gas and oil;
•	the market price for oil and gas;
•	the ability to fully implement our exploration and development program;
•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	fluctuations of oil and gas prices;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

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

Our recent activities have consolidated a strong lease position in CBM that contains quality proven gas reserves, some of which are adjacent to interstate pipeline systems which would provide ready sales market for our produced gas. Our focus now turns to developing and producing those leases so as to realize the value held in them. With 169,000 gross leased acres (137,000 net acres) the task of developing the properties with wells on 160 acre spacing will involve in excess of 1,000 wells.

Petrol-Neodesha Project

Our producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the total 169,000 gross (137,000 net) leased acres. These properties are in active production with 77 CBM producing wells that produce approximately 3.0 million cubic feet of gas per day (2.17 Million cubic feet per day of net production of the Company). Studies to drill additional wells, improve existing wells and enhance the gas gathering system were refined into an advanced development plan during the first quarter of 2005 and portions of the plan were executed in the second and third quarters of 2005. This plan will serve as the blueprint to enhance the value of these properties and provide knowledge for development of remaining leases in other nearby counties where we have leases. These properties have provided us with a revenue stream and certain value in proven producing reserves.

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

In the third quarter of 2005, we incorporated a new gas processing unit into our Neodesha pipeline system to support growing gas sales from our Petrol-Neodesha property.

We intend to continue seeking acquisition opportunities which compliment our current production. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while seeking larger debt funding opportunities sufficient enough to develop a greater portion of our mineral leases.

Coal Creek Project

Through the third quarter we continued seeking funds for the development of our Coal Creek project in Coffey County, Kansas. In October we finalized a letter of intent and other documents whereby Laurus Master Funds, Ltd. would provide a debt facility of up to $50,000,000 with the first $10,000,000 tranche being delivered to escrow on October 31, 2005. The Coal Creek development plan is based upon drilling and completing some 540 wells over a two year period along with three gas gathering pipelines. The full development plan is expected to be executed in two phases. The first phase involves emplacing the basic gas gathering pipeline infra-structures and developing about 180 new CBM wells. Phase two includes finalizing the gas gathering pipeline and developing 360 new CBM wells. The anticipated costs of the full development plan are expected to be approximately $66,000,000. The pace of the development will obviously depend on the availability of the financing program, lender restrictions, general economic conditions, and potential other factors relevant to this type of development plan. The first $10,000,000 tranche will be used primarily to begin Phase I with the drilling of gas production wells as well as the installation of a gas gathering pipeline system.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the three months ended on September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004	Increase
	Amount	Amount	(Decrease)
Revenue	$ 1,493,770	$44,185	$ 1,449,585

Expenses:
Direct operation costs	941,418	-	941,418
Professional and consulting fees	253,247	232,760	20,487
General and administrative	795,764	221,441	574,323
Depreciation, depletion and amortization	314,899	-	314,899
Acquisition cost	-	-	-
Total expenses	1,838,888	454,201	1,384,687

Loss from operations	(811,558)	(410,016)	(401,542)
Other income (expense):
Interest and other income	2,227	(1,006)	(3,233)
Interest expense	(408,053)	(2,292)	405,761
Net loss	$(1,217,384)	$ (413,314)	$ 804,070

Three Months Ended on September 30, 2005 Compared to Three Months Ended on September 30, 2004

Revenue: Total revenue was $1,493,770 and $44,185 for the third quarter of 2005 and 2004, respectively. Historically, the Company has been in a development stage, acquiring various mineral leases and implementing all necessary capital improvements in order to become efficient in its production efforts. Our increase in revenue during the third quarter of 2005 is attributable to our Petrol-Neodesha development in Wilson and Neosho counties of Eastern Kansas. Also, during the third quarter of 2005, the Company increased the number of oil wells producing in various counties in Southeastern Kansas.

Direct operating costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Operating costs totaled $941,418 and $0 for the third quarter of 2005 and 2004, respectively, which relates to producing properties in 2005.

Professional and consulting fees were $253,247 and $232,760 for the third quarters of 2005 and 2004, respectively, an increase of $20,487. The increase is a result of increased oil and gas operations and increased legal and accounting fees associated with the increased operations in addition to increases of legal and accounting related to registrations of our securities during 2005.

General and administrative expenses for the third quarter of 2005 were $795,764 compared to $221,441 for 2004, respectively, for an increase of $574,323. The increase is attributable to high loan fees in 2004 and the increase in accrued liabilities for the quarter ended September 30, 2005.

Depreciation, depletion, and amortization expense for the third quarter of 2005 and 2004 were $314,899 and $0 for an increase of $314,899. Historically, as a development stage company, we had not placed in service depreciable assets nor had we begun production eliminating the need for a depletion expense. The increase was a result of recently completed acquisition obligations and commencement of production.

Other Income (Expense):

Interest and other income for the third quarter of 2005 and 2004 was $2,227 and $(1,006), respectively, for an increase of $3,233 which was the result of increased cash in 2005 due to average higher account balances.

Interest Expense for the third quarter of 2005 and 2004 was $408,053 and $2,292, respectively, for an increase of $405,761. During the fourth quarter of 2004, we issued a long-term convertible note in the amount of $8,000,000 and the interest and accretion of warrant cost is associated with the note is the reason for the increase in interest expense.

Net Loss: Our net loss for the third quarter of 2005 and 2004 was $1,217,384 and $413,314, respectively, for an increase in net loss in the amount of $804,070.The Company had a $401,542 decrease in loss from operations due to the purchase of producing properties in November 2004, and an increase of $405,761 in interest expense due to the Laurus financing to purchase the producing properties.

The following overview provides a summary of key information concerning our financial results for the nine months ended on September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005	2004	Increase
	Amount	Amount	(Decrease)
Revenue	$ 4,489,872	$ 44,185	$ 4,445,687

Expenses:
Direct operation costs	2,653,270	-	2,653,270
Professional and consulting fees	1,807,881	1,100,496	707,385
General and administrative	1,416,115	757,571	658,544
Depreciation, depletion and amortization	897,003	-	897,003
Acquisition cost	-	654,000	(654,000)
Total expenses	6,774,269	2,512,067	4,262,202

Loss from operations	(2,284,397)	(2,450,227)	(165,830)
Other income (expense):
Interest and other income	26,138	21,662	4,436
Interest expense	(1,261,487)	(4,007)	1,257,480
Net loss	$(3,519,746)	$(2,450,227)	$ 1,069,519

Nine Months on September 30, 2005 Compared to Nine Months Ended on September 30, 2004

Revenue: Total revenue for the nine months ended in 2005 and 2004 was $4,489,872 and $44,185. Historically, the Company has been in a development stage, acquiring various mineral leases and implementing all necessary capital improvements in order to become efficient in our production efforts. Our increase in revenue during the nine months of 2005 is attributable to the acquisition of the producing properties in Wilson and Neosho counties of Eastern Kansas during the fourth quarter of 2004.

Expenses:

Direct operating costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Operating costs totaled $2,653,270 and $0 for the nine months ended in 2005 and 2004, respectively, because there were no producing properties in 2004. Direct operating cost for the nine months for gas wells and oil wells was $1,618,154 and $1,035,116, respectively.

Professional and consulting fees were $1,807,881 and $1,100,496 for the nine months ended in 2005 and 2004, for an increase of $707,385. The increase is a result of our endeavors to obtain the necessary capital required to ultimately increase revenue. Our efforts have led us to various individuals with which we have entered into consulting agreements for services.

General and administrative expenses for the nine months ended in 2005 and 2004 was $1,416,115 and $757,571, respectively, for an increase of $658,544. The increase is attributable to the additional overhead incurred in connection with the increase in field operations.

Depreciation, depletion, and amortization expense for the nine months ended in 2005 and 2004 were $897,003 and $0. Historically, as a development stage company, we had not placed in service depreciable assets nor had we begun production eliminating the need for a depletion expense. The increase was a result of recently completed acquisition obligations and commencement of production.

Acquisition costs in the nine months ended 2004 of $654,000 was the non-allocable amounts associated with the purchase of oil and gas assets.

Other Income (Expense):

Interest and other income for the nine months ended in 2005 and 2004 was $26,138 and $21,662, respectively, for a increase of $4,476, which was the result of increased restricted funds as a result of the Laurus financing.

Interest Expense for the nine months ended in 2005 and 2004 was $1,261,487 and $4,007, respectively, for an increase of $1,257,480. During the fourth quarter of 2004, we issued a long-term convertible note in the amount of $8,000,000 and the interest and accretion of warrant cost is associated with the note was the reason for the increase.

Net Loss: Our net loss for the nine months of 2005 and 2004 was $3,519,746 and $2,450,227, respectively, for an increase loss in the amount of $1,069,519. The net loss was primarily attributable to us beginning our production and the increased interest expense directly associated with our current financing arrangements.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on the sustained development and production of CBM on our existing properties, development of our Coal Creek Project, pursuing strategic acquisitions of producing properties and creating value by furthering our business plan.

Petrol-Neodesha Project

With the acquisition of the Petrol-Neodesha and certain oil properties, we are currently providing ongoing revenue and cash from these properties. As we expand operational activities, we will weigh the pace of further drilling and development against the availability of internal and external funding.

With the enhancements to gas gathering pipeline systems finalized late spring and early summer we now have the additional capacity to further develop this producing property. We drilled and began production from 5 new wells in the second quarter of 2005 and just recently in the third quarter drilled and began production tests from 3 more wells. In addition we plan to commence a five well drilling program this fall at our Petrol-Neodesha property. In connection with the drilling program, we have already filed drilling intents with the Kansas Corporation Commission.

Coal Creek Project

On October 31, 2005, we entered into agreements with Laurus Master Fund, Ltd. Under the terms of the Laurus Funds agreements, $10,000,000 was funded into an escrow account to be disbursed to us pending finalization of certain closing requirements. We issued a Secured Term Note (the “Note”) in the aggregate principal amount of $10,000,000 and a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of our common stock at $2.00 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum.

In addition, Laurus Funds, in their sole discretion, may purchase additional notes from us in an aggregate principal amount of up to $40,000,000 pursuant to substantially similar terms of the initial Note dated October 31, 2005.

Once the funds are released from Escrow, we plan to file a Form 8-K disclosing certain material terms of the financing transaction with Laurus Funds and attaching the Laurus Funds agreements as exhibits.

The net proceeds to be derived from the Laurus Funds Financing Transaction will be utilized to drill and develop our Coal Bed Methane (CBM) gas fields in eastern Kansas primarily within our Coal Creek Project as well as to install a gas gathering pipeline and processing system in the production areas.

The Coal Creek development plan includes drilling and completing some 540 wells over a two year period along with three gas gathering pipelines. The anticipated costs of the full development plan is approximately $66,000,000 for which we expect to acquire a majority of funding through Laurus Master Fund Ltd. The pace of the development will obviously depend on the availability of the financing program. The first $10,000,000 tranche will be used primarily to begin Phase I with the drilling of gas production wells as well as the installation of a gas gathering pipeline system. We also intend to fund portions of our field operations and development program from revenues obtained from sales of our CBM gas and oil production, from outside lenders, and from proceeds of anticipated exercise of warrants and options. In addition, we may take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to realize the value in our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

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

On January 28, 2005, we amended the Laurus Note and the Registration Rights Agreement. Laurus agreed to move six months of principal payments (January through May of 2005) to be paid on the Maturity Date (October 28, 2007). Additionally, Laurus agreed to extend certain filing and effectiveness dates under the registration rights agreement. In consideration for the amendment, we issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of our common stock at $2.50 per share for the first 666,667 shares and $3.00 per share for the next 333,333 shares. Further, pursuant to the amendment agreement executed on April 28, 2004, we have agreed to file semi-annual registration statements to register shares of our common stock issued to Laurus for the conversion of interest under the Note.

As of November 8, 2005, Laurus has converted $1,141,911.40 of principal payments into 761,275 shares of our common stock and $522,389.12 of accrued interest into 348,259 shares of our common stock (1,109,534 shares in total). The conversion of principal and accrued interest allowed us additional cash to use in our operations.

Cash Flows. Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock. As we expand operational activities, we may experience net negative cash flows from operations, pending receipt of sales or development fees, and may be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

In October 2004 we sold 5,633,333 units for a total purchase price of $6,760,000. As part of the unit offering, we were required to use commercially reasonable efforts to file a registration statement with the SEC covering the units and have the registration declared effective within 120 days of the last Closing (October 27, 2004) under the unit offering. On October 29, 2004, we filed a registration statement on Form SB-2 which included the units and was declared effective on June 30, 2005. The subscription agreement for the unit offering contains a liquidated damage clause calling for us to pay damages ranging from 1%-2% for each thirty day period the registration statement is not effective as follows; (i) 1% of the purchase price of the Units for the first 30 day period, (ii) 1.5% of the purchase price of the Units for the second 30 day period, and (iii) 2% of the purchase price of the Units for each 30 day period thereafter (i) and (ii). We believe we used commercially reasonable best efforts in an attempt to have the registration statement declared effective and that the liquidated damages provision of the subscription is unenforceable; therefore we will not be subject to payment of the liquidated damages.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is to efficiently manage the production from our Petrol-Neodesha Development and successfully develop our Coal Creek Project. Our ability to obtain additional capital through additional equity and/or debt financing, and Joint Venture or Working Interest partnerships will also be important to our expansion plans. In the event we experience any significant problems assimilating acquired assets into our operations or cannot obtain the necessary capital to pursue our strategic plan, we may have to reduce the growth of our operations. This may materially impact our ability to increase revenue and continue our growth.

Over the next twelve months we believe that our existing capital combined with cash flow from operations and funds from the October 31, 2005 Laurus Funds Financing Transaction, will be sufficient to sustain operations and planned expansion without additional financing through fiscal 2006.

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

Field Development

Our original plan of operation for field development started with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the gas, oil and other hydrocarbons that we find, and delivering them to market. We believe that we have leased enough land to move forward with our field development and with the proceeds of our recent $10 million financing we are proceeding with the next phase of our operations which is large field scale development of our Coal Creek Project.

Our Petrol-Neodesha project has spacing for at least another 50 wells to fully develop this existing leased mineral acreage. In addition, we are in the process of enhancing our gas gathering system with the addition of a set of new booster pumps and miles of larger diameter trunk lines. Finally, we have instituted a well remediation program for some older producing wells that has already enhanced production.

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

Our Reserve Report dated December 31, 2004 indicates Petrol has significant proven undeveloped gas reserves on its leases in the Coal Creek Project. Various alternatives for further development of the field and the gas gathering infrastructure in this project are currently being evaluated.

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

Consultant

On August 7, 2005, we entered into a consulting agreement with CEOcast, Inc., wherein CEOcast agreed to provide us with investor relations services. The term of the agreement is for one year. We agreed to compensate CEOcast $7,500 upon signing the agreement and 60,000 shares of our restricted common stock. In addition, we will pay CEOcast $7,500 on or before the 7th day of each month during the term of the agreement. As of the date of this filing the 60,000 shares have not been issued.

Employment Agreement

On November 2, 2005, we entered into an employment agreement with Paul Branagan, wherein Mr. Branagan agreed to serve as the Company’s Chief Executive Officer and President. The term of employment is for five (5) years. We agreed to pay Mr. Branagan annual compensation of $225,000. In addition to the cash compensation, we granted Mr. Branagan an extension of previously granted stock options to purchase 1,250,000 shares of our common stock at prices ranging from $0.05 per share to $2.50 per share, exercisable at any time and expiring on September 30, 2010. We also granted Mr. Branagan additional options to purchase 500,000 shares of our common stock at $1.75 per share, exercisable at any time and expiring on September 30, 2010. Mr. Branagan will also receive a 1/100 Over Riding Royalty on production from any wells completed on our current and future leased acreage. The Over Riding Royalty shall be paid as determined by our Board of Directors and the term of the payment of the Over Riding Royalty shall be in perpetuity.

Resignation of Officer

On November 4, 2005, Lawrence J. Finn notified us of his intention to resign as Vice President and Chief Financial Officer of the Company effective November 15, 2005. Mr. Finn’s resignation was the result of family requirements and the inability to relocate full time to Las Vegas. As such, Mr. Finn’s resignation was not the result of any disagreement with us or our management. As such, Mr. Finn’s resignation was not the result of any disagreement with the Company or our management or any accounting or company financial issues.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in our Form 10-KSB

Effects of Inflation and Pricing

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

Interest Rate Risk

Our long term debt with Laurus Funds has a floating interest rate of prime plus 3% to 3 1/4%, with a floor of 7.5% to 10%. Therefore, interest rate changes will impact future results of operations and cash flows.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Associated with Laurus Funds Financing

We have substantial indebtedness to Laurus Master Fund, Ltd. which is secured by all of our assets. If an event of default occurs under the secured notes issued to Laurus Funds, Laurus Funds may foreclose on all of our assets and we may be forced to curtail our operations or sell some of our assets to repay the notes.

On October 28, 2004, we entered into an $8 million credit facility with Laurus Master Fund, Ltd. pursuant to a secured convertible term note and related agreements. On October 1, 2005, we entered into a $10 million credit facility with Laurus Master Fund, Ltd., pursuant to a secured note and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

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

In the event of a future default under our agreements with Laurus Funds, Laurus Funds may enforce its rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

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

236

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

Laurus has no obligation to cause us to issue common stock if the market price is less than the applicable conversion price. In some of the days of the third quarter our stock price was lower than the conversion discounted price granted to Laurus. Laurus has no obligation to convert the securities or to accept common stock as payment for interest if the market price of the securities for five trading days prior to a conversion date is less than 115% the conversion price. The amount of common stock that may be issued to Laurus is subject to certain limitations based on price, volume and/or the inventory of our common stock held by Laurus.

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

The high cost of drilling rigs, equipment, supplies, personnel and other services could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through fiscal 2006. After that time we will need to rely on cash flow operations or raise additional cash to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the conversions of principal and accrued interest made in the third quarter and subsequent by Laurus Master Fund Ltd. pursuant to the Convertible Term Note dated October 24, 2004.

CONVERSION DATE	PRINCIPAL AMOUNT	INTEREST AMOUNT	# OF SHARES FOR PRINCIPAL	# OF SHARES FOR INTEREST	DATE ISSUED
3/23/2005	$0.00	$190,677.37	0	127,118	4/7/2005
4/13/2005	$0.00	$52,819.75	0	35,213	4/19/2005
4/29/2005	$112,500.00	$0.00	75,000	0	5/5/2005
5/12/2005	$115,882.28	$54,346.47	77,255	36,231	5/17/2005
7/6/2005	$228,382.28	$56,916.84	152,255	37,945	7/8/2005
9/7/2005	$228,382.28	$58,047.00	152,255	38,698	9/8/2005
9/16/2005	$240,000.00	$0.00	160,000	0	9/19/2005

SUBSEQUENT ISSUANCES
10/4/2005	$0.00	$54,210.33	0	36,140	10/5/2005
10/13/2005	$37,500.00	$0.00	25,000	0	10/13/2005
11/1/2005	$15,000.00	$0.00	10,000	0	11/9/2005
11/8/2005	$164,264.56	$55,371.36	109,510	36,914	11/9/2005

The shares issued for the conversion of principal were previously registered under our SB-2 declared effective on June 30, 2005.

The shares issued for the conversion of accrued interest were shares of our restricted common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. Laurus Funds is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. Laurus was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that Laurus immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Laurus had the opportunity to speak with our management on several occasions prior to its investment decision.

Other Stock Issuances

On July 20, 2005, Goran Blagojevic exercised 100,000 warrants at a price of $0.75 per share. The 100,000 shares were issued on July 29, 2005 and were previously registered in our registration statement declared effective on June 30, 2005.

On August 7, 2005, we entered into a consulting agreement with CEOcast, Inc., wherein we agreed to issue CEOcast 60,000 shares of our restricted common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). As of the date of this filing the 60,000 shares have not been issued.

On August 8, 2005, we issued 22,785 shares of our common stock to ECON Investor Relations, Inc. pursuant to its consulting agreement dated June 15, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 25, 2005, we issued 10,000 shares of our common stock to Gary Bridwell as a bonus for his work as field engineering supervisor. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 31, 2005, we issued 10,000 shares of our common stock to Joseph Blankenship pursuant to his research agreement dated February 9, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 22, 2005, GSSF Master Fund, LP exercised 100,000 warrants at a price of $1.50 per share. The 100,000 shares were issued on September 27, 2005 and were previously registered in our registration statement declared effective on June 30, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 22, 2005, Gryphon Master Fund, L.P. exercised 100,000 warrants at a price of $1.50 per share. The 100,000 shares were issued on September 27, 2005 and were previously registered in our registration statement declared effective on June 30, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent Issuances

On October 11, 2005, we issued 10,000 shares of our restricted common stock to Edward Birk as payment for a water disposal well. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On October 11, 2005, we issued 50,000 shares of our restricted common stock to Haas Oil Group, pursuant to a Purchase and Sales Agreement dated September 20, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Pursuant to the Laurus Funds transaction entered into on October 31, 2005, we executed a $10 million secured term note and granted Laurus Funds a warrant to purchase 1,000,000 shares of our common stock at $2.00 per share. The Warrant is exercisable at any time or from time to time before 5:00 p.m., New York time, through the close of business October 31, 2010. We believe that the issuance and sale of the Warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The warrant was issued directly by us and did not involve a public offering or general solicitation. Laurus Funds is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. Laurus was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that Laurus immediately prior to issuing the warrant, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Laurus had the opportunity to speak with our management on several occasions prior to its investment decision.

In connection with the Laurus Funds financing, we will pay Laurus Funds a management fee of $350,000, plus a to be determined amount of due diligence and legal fees, and $2,500 in escrow fees. Further, we will pay a cash finders’ fee of $50,000 and issue 50,000 shares of our common stock.

We believe the issuance of the 50,000 shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including our financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with the Company’s president and directors on several occasions prior to its investment decision.

Pursuant to Paul Branagan’s employment agreement executed on November 2, 2005, we granted Mr. Branagan an extension of previously granted stock options to purchase 1,250,000 shares of our common stock at prices ranging from $0.05 per share to $2.50 per share, exercisable at any time and expiring on September 30, 2010. We also granted Mr. Branagan additional options to purchase 500,000 shares of our common stock at $1.75 per share, exercisable at any time and expiring on September 30, 2010. We believe the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The options were issued directly by us and did not involve a public offering or general solicitation. The recipient of the options is the CEO/President of the Company, which affords him an opportunity for effective access to files and records of the Company that contain relevant information needed to make his investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to granting the options, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment.

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

By:/s/ Lawrence Finn

Lawrence Finn, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: November 14, 2005