Form 10KSB
period 2005-12-31
PETROL OIL & GAS INC
filed 2006-03-31
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30009

PETROL OIL AND GAS, INC.

(Name of small business issuer in its charter)

Nevada	90-0066187
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3161 E. Warm Springs Rd., Ste. 300
Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (702) 454-7318

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $6,040,957.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 30, 2006 was $48,096,876.10 based on a share value of $1.945.

The number of shares of Common Stock, $0.001 par value, outstanding on March 30, 2006 was 28,328,471 shares.

Transitional Small Business Disclosure Format (check one): Yes ___ No	X

PETROL OIL AND GAS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	hedging risks;
•	inability to achieve future sales levels or other operating results;
•	fluctuations of oil and gas prices;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this form 10-KSB references to "PETROL", “the Company”, "we," "us," and "our" refer to PETROL OIL AND GAS, INC.

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

(a) Business Development

Petrol Oil and Gas, Inc. was incorporated in the State of Nevada in March of 2000 as Euro Technology Outfitters. On August 19, 2002 we acquired approximately 289 oil and gas mineral leases from Petrol Energy, and concurrently changed our name to Petrol Oil and Gas, Inc.

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

Our recent activities have consolidated a strong lease position in CBM that contains quality proven gas reserves, some of which are adjacent to interstate pipeline systems which provide ready access to market for our produced gas. During 2005 our focus turned to developing and producing those leases so as to realize the value held within their reserves. With 165,000 gross leased acres (132,000 net acres) the task of developing the properties with wells on 160 acre spacing will involve in excess of 1,000 wells. Petrol holds a 100 % working interest and an average 80% net revenue interest in these leases. In order to develop this large resource base we have segregated our leases into five separate Projects which include:

•

Petrol-Neodesha Project - a 10,000 gross acre (8,000 net acres) gas producing property with operations consisting of a gas gathering system, 90 producing wells, 8 salt water disposal wells and 50-100 potential new well locations.

•	Coal Creek Project - current development of about 92,000 gross acres (73,000 net acres) with 40 production wells, 2 salt water disposals wells and gas gathering infrastructure.
•	Pomona Project – 35,000 gross acres (28,000 net acres) with 17 shut in production wells, 1 salt water disposal well and some gas gathering infrastructure.
•	Missouri Project – 18,000 gross acres (12,000 net acres) with 5 test/evaluation wells.
•	Oil Field Projects – 10,000 gross acres

During the past three years, we have evolved from a start-up company holding oil and gas leases, into a production and development company with 150 gas wells, and 300 oil wells, and plans to bring over 40 additional new wells on line during the first half of 2006. Our drilling program is anticipated to significantly increase revenues, operating cash flows, profitability and proved reserves throughout 2006 and into 2007.

We have acquired leasehold interests in more than 165,000 gross acres in Eastern Kansas and Western Missouri. Most of the leases are located in the relatively undeveloped Bourbon Arch, which lies between two established gas-producing basins with well-defined production and reserve characteristics-the Cherokee Basin to the south and the Forest City basin to the north.

In September 2004, we acquired approximately 10,000 gross acres of leaseholds and 71 producing gas wells in Wilson and Neosho counties in eastern Kansas (100% working interest/81% Net Revenue Interest). Since that time, we have drilled another 19 gas wells, 100% of which were successful producers. Recent wells have been drilled deeper (to approximately 1,200 feet) than the initially acquired wells (approximately 700 feet) and have encountered additional coal seams. We have the potential to drill another 50 to 100 wells on this property (known as Petrol-Neodsha), and we expect future wells to come on line at daily production rates up to 150% greater than our initially acquired wells.

In November 2005, we executed a credit facility with Laurus Master Fund, providing us up to $50 million for drilling activities. We have received $10 million under this credit facility, which funds have been utilized for drilling purposes, and a request for an additional $5 million has been recently submitted and approved. These funds have provided us with the capital required to launch an aggressive drilling program in our Coal Creek project centered around Coffee County, Kansas, where our leasehold interests encompass approximately 92,000 gross acres. We have drilled and tested 40 coalbed methane wells in the Burlington and Waverly areas, and gas gathering and compressor systems are partially completed and have commenced delivering gas. As a result of bringing these wells on line to delivery systems, and the anticipation of additional wells being drilled, we expect increases in our revenue as early as the 2nd Quarter of 2006. Based on our 160 acre spacing, we have the potential to drill approximately 575 additional wells in the Coal Creek project over the next several years.

In Petrol’s leased areas that contain Probable and Possible gas reserves, Petrol will determine whether it can produce sufficient amounts of oil and/or natural gas to be commercially viable. If an area is shown to be commercially productive, we intend to explore several methods of funding development and gas gathering operations in that area. The most conservative method would be to limit development to the extent it could be funded through revenues obtained from sales of our ongoing oil and gas production. An accelerated development program could be established by making use of Working Interest (WI) or Joint Venture (JV) partners that would contribute to the costs of drilling and completion and then share in revenues derived from future production. A further acceleration plan could be established which would require debt to fund drilling and gathering activities at a pace that would allow greater leverage of our current lease position. These economic alternatives may allow us to utilize our own financial assets for the creation of value through the growth of our leased acreage holdings, the acquisition of strategic oil and gas producing companies and generally expand our existing operations.

The Market: Natural Gas Supply and Demand

Petrol believes that the rising oil and gas prices, combined with geopolitical instability and soaring demand from burgeoning economies in China and India have increased the intrinsic value of predictable, secure, North American reserves, and we expect this trend to continue in light of tensions in the Middle East and certain other foreign countries (e.g., Venezuela, Nigeria).

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

CBM shows great promise as a future source of natural gas, with the US Geological Survey estimating some 700 TCF contained in 6 major CBM basins in the continental US. This constitutes an enormous reserve, almost the entire US demand for the next 25 years. The Western Interior Basin covering portions of Oklahoma, Kansas, and Missouri is one of those 6 major basins. The Gas Research Institute estimates CBM gas reserves in the Forrest City and Cherokee basin, the two sub-basins of the Western Interior Basin, contain approximately 7 TCF. Petrol’s leases all lie within one or both of these sub-basins

Given the current volatility of the natural gas market, hedging has become a part of Petrol’s operating strategy. We believe the current supply and demand fundamentals will lead to a strengthening in prices. Consequently, Petrol intends to continually evaluate its hedge position, if any, and enter into contracts accordingly.

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

CBM production also differs from conventional gas production that normally starts at its highest production rate and then declines with time. Because coal-beds have water residing within the cleats, the water needs to be withdrawn in order to promote production of the adsorbed gases. Thus, for the case of CBM, initial water production is high and diminishes with time. CBM gas production, however, starts at a relatively low rate reaching a peak some months later and then begins to decline.

CBM production is attractive due to several geological factors. Coal stores six or seven times as much gas as a conventional natural gas reservoir of equal rock volume due to the large internal surface area of coal. Significant amounts of coal are accessible at shallow depths, making well drilling and completion relatively inexpensive. Finding costs are also low since methane occurs in coal deposits, and the location of the Nation’s coal resources is well defined by the USGS.

Corporate Business Objectives

Petrol’s primary business objective is to create value in the company through the production of economic quantities of natural gas from CBM and other producible intervals. In the 6 major US CBM basins, the coal-beds vary greatly in thickness, quality and gas content. They also range in depths from very near surface, less than 500 ft, to very deep, greater than 25,000 ft. The difficulty, risks and costs associated with extracting CBM from deep formations increases quite rapidly and nonlinearly with depth. Average depth for a well in the areas where Petrol holds leases range between 600 ft and 1,700 ft.

Petrol intends to achieve its objective of continuously creating value by:

(a)	Establishing suitable scaled and financed development programs to realize commercial production from proven reserves on our existing leased acreage.
(b)	Determining the appropriate financing and development methods to realize production from probable reserves in relative close proximity to our existing proven leased acreage.
(c)	Assessing farm out arrangements for non core leases or geographies.
(d)	Adding mineral leases in core areas to achieve economies of scale, while continually selling marginal and non strategic leased properties.
(e)	Acquiring and developing potentially high profit margin leased properties, including producing oil and gas fields.
(f)	Enhancing the value of our production through the use of marketing arrangements and forward sales of known production.

Developmental Program

Petrol acquired leases in the Forrest City and Cherokee Basins because the leased area had the following attributes:

•	relatively shallow CBM (<2,500 ft),
•	good coal rank, gas content and distribution within the basin,
•	low cost mineral leases,
•	access to interstate pipeline systems, and

•	nearby oil and gas services.

The Western Interior Basin located in the mid-continent, where the Petrol leases are located, shows great promise because the basin embodies an extensive aerial distribution of shallow buried coal-beds, appears to contain large quantities of high quality natural gas and has several readily available interstate pipelines for sales and distribution. It appeared that an area well suited for Petrol’s Coal Creek Project was in and around Coffey County, Kansas, where gas bearing coals are contained within the Forrest City and Cherokee basins, sub-basins of the larger Western Interior basin.

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

Operational Area

As an oil and gas exploration and development company, Petrol’s primary objective is the development of CBM gas production projects. We identified CBM early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. Petrol expects to focus investment efforts in natural gas well development projects located within known or highly-likely gas-bearing CBM formations in southeastern Kansas and western Missouri.

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

Petrol-Neodesha Project

Currently our gas producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the total 165,000 gross leased acres. These properties are in active production with on average 90 CBM producing wells that produce approximately 2.7 Million cubic feet of gas per day. Studies to drill additional wells, improve existing wells and enhance the gas gathering system were refined into an advanced development plan during the first quarter of 2005 and execution of the plan began in the second quarter of 2005. This plan was designed to serve as the blueprint to enhance the Net Asset Value of these properties, increase production revenue and provide knowledge for development of remaining leases in this and our other Project areas. Petrol-Neodesha has provided us with a revenue stream and certain value in proven producing reserves.

In the second quarter of 2005, we implemented Phase I of our development plan that involved expanding the production of our existing gas gathering pipeline system and drilling several new production wells. Phase I pipeline enhancements included adding approximately 3.5 miles of high capacity gas gathering pipeline and strategically incorporating 2 new booster stations to reduce pipeline pressure as well as to provide a higher level of compressor redundancy. In addition, the reduced pipeline pressure was designed to increase production from existing production wells and in fact overall field production was found to increase by about 425 Mcfd. Furthermore, the capacity of the main pipeline gathering lines was doubled and will serve to accommodate production from 50 to 100 new development wells.

The second element of the Phase I development plan involved drilling five new CBM wells. The initial production rates were about 150 Mcfd after approximately six weeks of de-watering. These wells were the first set of wells we completed and connected to the newly enhanced gas gathering pipeline system.

Additionally, in the second quarter of 2005, we acquired an additional 400 gross acres adjacent to our Petrol-Neodesha property and drilled four new production wells during the later half of 2005 on these newly acquired leases.

In the third quarter of 2005, we incorporated a new gas processing unit into our Neodesha pipeline system to support growing gas sales from our Petrol-Neodesha property and enhance gas quality.

We intend to continue seeking acquisition opportunities which compliment our current production. We intend to fund our development activity primarily through the use of cash flow from operations and cash on hand, while seeking larger debt funding opportunities sufficient enough to develop a greater portion of our mineral leases. During 2005 we drilled, completed and began production from 14 new wells. On average we have included 3 new production wells per month in Petrol-Neodesha since we began implementing our drilling-development plan and plan to continue this monthly rate into 2006. Based on our current field production levels, we plan to aggressively develop future production activities.

Coal Creek Project

During 2005 Petrol embarked on securing funds for the development of the Coal Creek project centered in Coffey County, Kansas. The Coal Creek Project includes leases covering about 92,000 gross acres. In October 2005, we finalized an agreement and other documents whereby Laurus Master Funds, Ltd. would provide a debt facility of up to $50,000,000 with the first $10,000,000 tranche utilized immediately. In March 2006, an additional $5,000,000 was requested and approved for funding, subject to completion of finalized documents.

The Coal Creek development plan is based upon drilling and completing some 540 wells over a two to three year period along with miles of gas gathering pipelines and infrastructure to process, transport and sell gas in mid-west markets. To better manage the development of this large acreage position and take advantage of the three interstate pipelines that cross our leases, we divided the project into three fully self contained areas:

1.	Burlington Area – about 15,000 gross acres located in SW Coffey County, Kansas. This was Petrol’s assessment area in which we drilled our first test wells.
2.	Waverly Area – about 40,000 gross acres located in NE Coffey County, Kansas, Southern Osage County and Western Anderson County, Kansas.
3.	Lebo Area – about 37,000 acres located in NW Coffey County, Kansas.

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

In November 2005, we received the first $10,000,000 tranche from Laurus Funds and have utilized these funds to primarily initiate Phase I development, which involved drilling gas production wells as well as the installation of a gas gathering pipeline system in both the Burlington and Waverly areas. At the end of December 2005 there were 22 production and 2 salt water disposal wells ready for connection to the gas gathering pipelines being installed in the Burlington area. Similarly, at the end of 2005 the first several production wells and salt water disposal well were emplaced and the gas gathering lines were being buried in the Waverly area.

Production and sales from the Burlington area is expected to begin in April 2006 with the Waverly area following in May 2006.

Pomona Project

Located primarily in Franklin County, Kansas the Pomona Project includes leases covering about 35,000 acres. There are about 17 shut in production wells, a salt water disposal well and portions of a gas gathering infrastructure. Two interstate pipeline systems cross through the Petrol leases.

Missouri Project

Located in Cass and Bates County, Missouri our Missouri Project includes leases covering about 15,000 gross acres. Petrol drilled and tested 5 evaluation wells in this project area that abut to an interstate pipeline system.

Oil Field Project

Petrol has a 100% working interest in several oil producing properties that produce an average 80 barrels of oil per day. These oil producing wells are generally defined as stripper wells and are producing under the influence of a water flood.

Leasing Activities

As of December 31, 2005, we have about 900 signed lease agreements totaling approximately 165,000 gross acres (137,000 net acres). These leases are contained within Coffey County, Kansas and the adjacent counties of Anderson, Osage, Lyon, Franklin, Woodson, Wilson and Neosho as well as Cass and Bates counties in western Missouri. In the event that we are successful in the development phase of our plan and find commercially producible gas or oil, we intend to lease additional available mineral rights to the extent that we believe such land will further our exploration and development activities and provide increased value to Petrol.

In the second quarter of 2005, we acquired an additional 400 gross acres adjacent to our producing property, Petrol-Neodesha and have committed to drill three well this year on these newly acquired leases.

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

Petrol has rights to a 100% working interest in all of its leased acreage. A “working interest” is the operating interest that gives us, as the operator, the right to drill, produce and conduct operating activities on the property and a share of production. Petrol has a Net Revenue interest (NRI) between 79.5% and 84.375% on all leased acreage.

Until the acquisition of the Petrol-Neodesha, most of our capital expenditures were associated with the acquisition of oil and gas mineral leases, raising capital and administrative costs. Our strategy now shifts to that of realizing value from those expenditures through the drilling and production of our properties, starting in our proven reserve areas. We intend to continue to expand our lease base, as appropriate. The rate of development will be carefully designed to blend external financing with income from existing production and other sources.

Gas Purchase and Sale Agreement

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

In 2005, Petrol entered into contracts with Seminole Energy Services LLC to sell 60,000 mmbtu per month for the period of March 2005 to February 2006 at various fixed prices with the overall average price of $5.99. Additionally, Petrol has contracts with Virginia Power to sell certain of its gas production through March 2007 at various fixed prices with the overall average price of $8.13. We have an expectation that revenue will increase in 2006 due to the expiration of lower price hedges.

RECENT DEVELOPMENTS – SUBSEQUENT TO YEAR END

On January 4, 2006 we announced the successful completion of our third new well drilled during the month of December on our Petrol-Neodesha property in southeast Kansas.

On January 17, 2006, we announced the signing of an agreement with Enbridge Pipeling (“ENB”) to connect a second gas injection tap on the ENB interstate pipeline system. The injection tap serves as the second sales point for us to market natural gas produced from our Coal Creek project.

On January 30, 2006 we announced our inclusion in the Kansas Geologic Society’s listing of the top 5% of gas producing companies in Kansas based on gas volumes for 2005.

On March 28, 2006 we commenced operations of our new gas gathering pipeline system which we recently connected to the delivering system, which provides the method for distributing our gas from our 92,000 acre Coal Creek project.

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

Federal Regulation of Natural Gas. The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which may affect the marketing of natural gas produced by us, as well as the revenues that may be received by us for sales of such production. Since the mid-1980’s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B (“Order 636”), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC’s purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

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

Environmental Matters

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

•           require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

•           limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•	impose substantial liabilities for pollution resulting from our operations.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

ESA. The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

Competition

We compete with numerous other oil and gas exploration companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected.

Personnel

We currently have three full time employees and two part time employees as well as eight contract personnel that support and operate our field operations. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into employment agreements with Paul Branagan and Gary Bridwell. We expect a significant change in the number of full time employees over the next 12 months. However, at this time we are unable to quantify exactly how many. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Effective May 9, 2005, John Garrison resigned as Chief Financial Officer of the Company. Concurrently, the board of directors appointed Lawrence Finn as Vice President and Chief Financial Officer of the Company and effective November 15, 2005, Lawrence J. Finn resigned as Vice President and Chief Financial Officer of the Company. Mr. Finn’s resignation was the result of family requirements and the inability to relocate full time to Las Vegas. Mr. Finn’s resignation was not the result of any disagreement with the Company or our management or any accounting or company financial issues.

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

On January 1, 2006, we entered into a consulting agreement with RJ Falkner & Company, Inc. for a period of one year. The consultant agreed to prepare two “Research Profile” reports and distribute such reports to over 10,000 investment professionals during the first twelve months of the agreement. We agreed to pay a retainer fee payable monthly, in advance, at a rate of $3,500 per month plus reimbursement of any expenses incurred in the provision of these services. In addition we agreed to grant the consultant a three year option to purchase 110,000 shares of our common stock at $1.76 per share.

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

General Background

In fiscal 2004 we continued to build a solid asset base of mineral leases and in the fourth quarter completed a significant asset purchase, which has substantial jump started our operations. We continued additional field development through fiscal 2005. Although our focus will be on development of our existing properties, we also intend to continue seeking acquisition opportunities which compliment our current portfolio. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while pursuing substantial debt financing to fully develop our lease holdings.

As of December 31, 2005, we had estimated net reserves and future net income of:

	Proved
	Developed			Total
	Producing	Non-Producing	Undeveloped	Proved
Net Remaining Reserves
Oil (stock-tank barrels)	74,552	48,499	0	123,055
Gas (mcf)	4,086,883	3,498,300	7,547,550	15,132,733

Income Data
Future Net Cash Flows				$49,468,000

Discounted FNCF @10%	$34,580,000

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

Petrol-Neodesha covers about 10,000 gross mineral acres (7,620 net acres) and includes 85 producing gas wells, 8 water disposal wells, about 60 miles of gas gathering and water lines as well as gas compressor sites and a fully equipped operations and maintenance shop. Daily gas production from Petrol-Neodesha at the end of December 2005 averaged approximately 2.7 Million cubic feet per day.

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

Coal Creek Project

As of December 31, 2005, Petrol had drilled and tested 45 wells in a pilot/exploration program located within its leased acreage in Coffey County, Kansas. Following drilling, logging and setting steel casing, these wells were perforated in some of the coal intervals that appeared to contain gas. The perforated coal intervals in some wells were acidizied and subsequently fractured using conventional hydraulic techniques in order to stimulate production. Wellheads and downhole pumping systems were used in the process of de-watering the coals and their fractures or cleats. Daily water production ranged between 50-350 barrels per day while produced gases were either flare tested or shut-in at the wellhead. Petrol owns and operates two salt water disposal wells on its Coal Creek properties.

Missouri Project

During 2004 Petrol continued to evaluate mineral leases in Missouri. Petrol drilled and tested five (5) exploratory wells in Cass County, Missouri and has acquired leases covering about 20,000 gross acres (12,430 net acres) in Cass and Bates counties, Missouri.

Pomona Project

In 2004 Petrol acquired mineral leases amounted to about 36,000 gross acres (30,750 net acres) from CBM Energy Inc. The acquisition included 17 wells, several miles of gas gathering and water disposal pipelines, and a salt water disposal well. The Pomona project is located in Douglas, Franklin and Osage counties, Kansas.

Production

The following table shows the results of operations from our oil and gas producing activities during the years presented in the financial statements. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	Years Ended December 31,
	2005	2004
Production revenues	$6,040,957	$866,924
Production and pipeline costs	(4,111,589)	(221,339)
Depreciation and depletion	(808,138)	(134,568)
Income tax (allocated on gross profits based On statutory rates)	(345,000)	(145,000)
Results of operations for producing activities	$ 775,891	$366,017

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

In April 2006, we are relocating our principal executive offices to Overland Park, Kansas. We have executed a one year lease for 150 square feet. The monthly rental for the space is approximately $1,300 per month.

ITEM 3.	LEGAL PROCEEDINGS

Petrol is and may become involved in various routine legal proceedings incidental to its business. However, to Petrol’s knowledge as of the date of this report, there are no material pending legal proceedings to which Petrol is a party or to which any of its property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 20, 2005. Business conducted at the meeting included the following proposals:

1.

To elect new directors to serve until the next annual meeting or until their successors are elected and qualified; Paul Branagan and Loren Moll were re-elected and Suzanne Herring was nominated to serve as the Company’s directors;

2.	To confirm the reaffirmation of Weaver & Martin LLC as our independent auditors; and
3.	To schedule the next annual meeting of stockholders.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on November 18, 2005, were entitled to vote. The number of outstanding shares at the time was 26,351,797 held by approximately 103 stockholders. The required quorum of stockholders was present at this meeting.

Votes on the election of a new director were as follows:

Director	For	Against	Broker Non-Votes
Paul Branagan	13,616,535	0	12,735,444
Loren Moll	13,616,535	0	12,735,444
Suzanne Herring	13,616,535	0	12,735,444

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Since March 4, 2004, we have been eligible to participate in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the trading symbol “POIG”. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004
	High	Low
1st Quarter	0	0
2nd Quarter	3.75	1.75
3rd Quarter	2.30	1.35
4th Quarter	2.50	1.40

	2005
	High	Low
1st Quarter	2.65	2.25
2nd Quarter	2.49	1.55
3rd Quarter	2.25	1.45
4th Quarter	1.76	1.69

(b) Holders of Common Stock

As of March 30, 2006, we had approximately 108 stockholders of record of the 28,328,471 shares outstanding. As of March 30, 2006, the closing price of our shares of common stock was $1.95 per share.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2002/2003 Stock Option Plan

Effective December 16, 2002, we adopted a 2002/2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 3,000,000 shares. As of December 31, 2005, 2,975,000 options have been granted under this plan.

2006 Stock Option Plan

Effective December 21, 2005, we adopted a 2006 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 3,000,000 shares. As of December 31, 2005, 500,000 options have been granted under this plan. Subsequent to year end, we granted and additional 110,000 options under this plan.

Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plans) and other employees and consultants and its subsidiaries (if established) will be eligible to receive options under the stock option plans. The committee will administer the stock option plans and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plans.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plans be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock option plans will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with the plans when some awards may be exercised. In the event of a change of control (as defined in the stock option plans), the date on which all options outstanding under the stock option plans may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

The following table sets forth information as of December 31, 2005 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	3,125,000	$ 1.78	2,525,000

Total	3,125,000	$ 1.78	2,525,000 (1)

(1)	25,000 options available for issuance under our 2002/2003 stock option plan and 2,500,000 options available for the issuance under our 2006 stock option plan as of December 31, 2005.

These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future. As of December 31, 2005, 25,000 shares remained available for issuance under the 2002/2003 stock option plan and 2,500,000 shares remained available for issuance under the 2006 stock option plan. As of March 24, 2006, 25,000 shares remained available under the 2002/2003 stock option plan and 2,390,000 shares remained available under the 2006 stock option plan.

Recent Sales of Unregistered Securities

The following table shows the conversions of principal and accrued interest made in the fourth quarter and subsequent by Laurus Master Fund Ltd. pursuant to the Convertible Term Note dated October 24, 2004.

CONVERSION DATE	PRINCIPAL AMOUNT	INTEREST AMOUNT	# OF SHARES FOR PRINCIPAL	# OF SHARES FOR INTEREST	DATE ISSUED
10/4/2005	$0.00	$54,210.33	0	36,140	10/5/2005
10/13/2005	$37,500.00	$0.00	25,000	0	10/13/2005
11/1/2005	$15,000.00	$0.00	10,000	0	11/9/2005
11/8/2005	$164,264.56	$55,371.36	109,510	36,914	11/9/2005
12/6/2005	$228,382.28	$53,663.84	152,255	35,776	12/7/2005
SUBSEQUENT ISSUANCES
1/9/2006	$228,382.28	$54,287.55	152,255	36,192	1/9/2006
2/7/2006	$150,000.00	$0.00	100,000	0	2/8/2006
2/8/2006	$37,500.00	$0.00	25,000	0	2/9/2006
2/8/2006	$40,882.28	$52,989.21	27,255	35,326	2/14/2006
2/16/2006	$228,382.28	$0.00	152,255	0	2/17/2006
3/09/2006	$0.00	$46,250	0	30,834	3/09/2006
TOTAL	$1,130,293.68	$316,772.29	753,530	211,182

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

Pursuant to the Laurus Funds transaction entered into on October 31, 2005, we executed a $10 million secured term note and granted Laurus Funds a warrant to purchase 1,000,000 shares of our common stock at $2.00 per share. The Warrant is exercisable at any time or from time to time before 5:00 p.m., New York time, through the close of business on October 31, 2010. We believe that the issuance and sale of the Warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The warrant was issued directly by us and did not involve a public offering or general solicitation. Laurus Funds is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. Laurus was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that Laurus immediately prior to issuing the warrant, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Laurus had the opportunity to speak with our management on several occasions prior to its investment decision.

In connection with the Laurus Funds financing, we will pay Laurus Funds a management fee of $350,000, plus $32,586.36 for due diligence and legal fees, and $2,500 in escrow fees. Further, we paid a cash finders’ fee of $50,000 and issued 50,000 shares of our common stock.

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

On December 20, 2005, ECS Capital Management, LP exercised 250,073 warrants through a cashless exercise by tendering to us its warrant to purchase 845,000 shares, thereby using the 594,927 remaining warrant shares to satisfy the exercise price. The 250,073 shares were issued on December 21, 2005 and were previously registered in our registration statement declared effective on June 30, 2005.

On December 21, 2005, Cordillera Fund LP exercised 125,000 warrants at a price of $1.50 per share. The 125,000 shares were issued on January 4, 2006 and were previously registered in our registration statement declared effective June 30, 2005.

On December 30, 2005, we issued 60,000 shares of our restricted common stock to CEOcast, Inc., pursuant to its consulting agreement dated August 7, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

During February 2006, we issued a total of 586,676 shares of our restricted common stock to the members of Petrol Oil, II LLC and Petrol Paola LLC in exchange for their respective membership interests pursuant to agreements entered into in December 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Pursuant to Joseph Blankenship’s Research Agreement dated February 9, 2004, he received options to purchase 25,000 shares for our common stock at $2.50 and options to purchase 25,000 shares of our common stock at $4.00 per share. On February 2, 2006, we extended the expiration date of his options from February 9, 2006 to February 9, 2008.

On February 8, 2006, we issued 7,595 shares of our restricted common stock to ECON Investor Relations, Inc., pursuant to its consulting agreement dated June 15, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On February 13, 2006, GSSF Master Fund, LP exercised 50,000 warrants at a price of $1.50 per share. The 50,000 shares were issued on February 22, 2006 and were previously registered in our registration statement declared effective on June 30, 2005.

On February 13, 2006, Gryphon Master Fund, L.P. exercised 50,000 warrants at a price of $1.50 per share. The 50,000 shares were issued on February 22, 2006 and were previously registered in our registration statement declared effective on June 30, 2005.

On February 17, 2006, we issued 50,000 shares of our restricted common stock to Mike Draper as a finders fee for the Laurus Financing in October of 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

OVERVIEW AND OUTLOOK

We are an oil and gas exploration, development and production company. Our properties are located in the Cherokee Basin along the Kansas and Missouri border. Our corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is Coal Bed Methane reservoirs in the central U.S., which produce both Coal Bed Methane (“CBM”) and at times conventional gas.

Our recent activities include the consolidation of a strong lease position in CBM that contains quality proven gas reserves, some of which are adjacent to interstate pipeline systems which provide ready access to sales market for our produced gas. During 2005 our focus turned to developing and producing those leases so as to realize the value held within their reserves. With 165,000 gross leased acres (132,000 net acres) the task of developing the properties with wells on 160 acre spacing will involve in excess of 1,000 wells. Petrol holds a 100 % working interest and an average 80% net revenue interest in these leases. In order to develop this large resource base we have segregated our leases into five separate Projects which include:

1.	Petrol-Neodesha Project - a 10,000 gross acre (8,000 net acres) gas producing property
2.	Coal Creek Project - current development of about 92,000 gross acres (73,000 net acres) with 40 production wells, 2 salt water disposals wells and gas gathering infrastructure.
3.	Pomona Project – 35,000 gross acres (28,000 net acres) with 17 shut in production wells, 1 salt water disposal well and some gas gathering infrastructure.
4.	Missouri Project – 18,000 gross acres (12,000 net acres) with 5 test/evaluation wells.
5.	Oil Field Projects – 10,000 gross acres

Petrol-Neodesha Project

Currently our gas producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the total 165,000 gross leased acres. These properties are in active production with on average 90 CBM producing wells that produce approximately 2.7 Million cubic feet of gas per day. Studies to drill additional wells, improve existing wells and enhance the gas gathering system were refined into an advanced development plan during the first quarter of 2005 and execution of the plan began in the second quarter of 2005. This plan was designed to serve as the blueprint to enhance the Net Asset Value of these properties, increase production revenue and provide knowledge for development of remaining leases in this and our other Project areas. These Petrol-Neodesha properties have provided us with a revenue stream and certain value in proven producing reserves.

In the second quarter of 2005, we implemented Phase I of our development plan that involved expanding the production of our existing gas gathering pipeline system and drilling several new production wells. Phase I pipeline enhancements included adding approximately 3.5 miles of high capacity gas gathering pipeline and strategically incorporating 2 new booster stations to reduce pipeline pressure as well as to provide a higher level of compressor redundancy. In addition, the reduced pipeline pressure was designed to increase production from existing production wells and in fact overall field production was found to increase by about 425 Mcfd. Furthermore, the capacity of the main pipeline gathering lines was doubled and will serve to accommodate production from 50 to 100 new development wells.

The second element of the Phase I development plan involved drilling five new CBM wells. The initial production rates were about 150 Mcfd after approximately six weeks of de-watering. These wells were the first set of wells we completed and connected to the newly enhanced gas gathering pipeline system.

Additionally, in the second quarter of 2005, we acquired an additional 400 gross acres adjacent to our Petrol-Neodesha property and drilled four new production wells during the later half of 2005 on these newly acquired leases.

In the third quarter of 2005, we incorporated a new gas processing unit into our Neodesha pipeline system to support growing gas sales from our Petrol-Neodesha property and enhance gas quality.

We intend to continue seeking acquisition opportunities which compliment our current production. We intend to fund our development activity primarily through the use of cash flow from operations and cash on hand, while seeking larger debt funding opportunities sufficient enough to develop a greater portion of our mineral leases. During 2005 we drilled, completed and began production from 14 new wells. On average we have included 3 new production wells per month in Petrol-Neodesha since we began implementing our drilling-development plan in late mid-year and have continued that new well monthly rate into 2006. Based on our current field production levels, we plan to aggressively develop future production activities.

Coal Creek Project

During 2005 Petrol embarked on securing funds for the development of our Coal Creek project centered in Coffey County, Kansas. The Coal Creek Project includes leases covering about 92,000 gross acres. In October we finalized an agreement and other documents whereby Laurus Master Funds, Ltd. would provide a debt facility of up to $50,000,000 with the first $10,000,000 tranche received in November 2005.

The Coal Creek development plan is based upon drilling and completing some 540 wells over a two to three year period along with miles of gas gathering pipelines and infrastructure to process, transport and sell gas in mid-west markets. To better manage the development of this large acreage position and take advantage of the three interstate pipeline that cross our leases we divide the project into three fully self contained areas:

4.	Burlington Area – about 15,000 gross acres located in southwestern Coffey County, Kansas. This was our assessment area in which we drilled our first test wells.
5.	Waverly Area – about 40,000 gross acres located in northeastern Coffey County, Kansas, Southern Osage County and Western Anderson County, Kansas.
6.	Lebo Area – about 37,000 acres located in northwestern Coffey County, Kansas.

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

The first $10,000,000 tranche broke escrow in November 2005 and has been used primarily to initiate Phase I development which involved drilling gas production wells as well as the installation of a gas gathering pipeline system in both the Burlington and Waverly areas. At the end of December 2005 there were 22 production and 2 salt water disposal wells ready for connection to the gas gathering pipelines that were being installed in the Burlington area. Similarly, at the end of 2005 the first several production wells and salt water disposal well were emplaced and the gas gathering lines were being buried in the Waverly area.

Production and sales from the Burlington area is expected to begin in April 2006 with the Waverly area following in May 2006.

Pomona Project

Located primarily in Franklin County, Kansas the Pomona Project includes leases covering about 35,000 acres. There are about 17 shut in production wells, a salt water disposal well and portions of a gas gathering infrastructure. Two interstate pipeline systems cross through our leases.

Missouri Project

Located in Cass and Bates Counties, Missouri, our Missouri Project includes leases covering about 15,000 gross acres. We drilled and tested 5 evaluation wells on our lease that abut an interstate pipeline system.

Oil Field Project

We have a 100 % working interest in several oil producing properties that produce an average 80 barrels of oil per day. These oil producing wells are generally defined as stripper wells and are producing under the influence of a water flood.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the fiscal years ended on December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004	Increase
	Amount	Amount	(Decrease)
Revenue
Oil and gas activities	$ 5,945,957	$ 866,924	$5,079,033
Operator fees	95,000	-	95,000
Total revenue	6,040,957	866,924	5,174,033

Expenses:
Direct costs	3,084,494	221,339	2,863,155
Royalty expense	796,151	-	796,151
Pipeline costs	230,944	-	230,944
General and administrative	2,115,019	1,000,029	1,114,990
Professional and consulting fees	2,577,970	1,906,036	671,934
Depreciation, depletion and amortization	1,392,342	213,475	1,178,867
Acquisition cost	-	654,000	(654,000)
Total expenses	10,196,920	3,994,879	6,202,041

Net operating (loss)	(4,155,963)	(3,127,955)	1,028,008

Other income (expense):
Interest and other income	65,054	39,417	25,637
Interest expense	(1,872,887)	(1,435,369)	437,518
Total other income (expense)	(1,807,833)	(1,395,952)	411,881

Net loss	$(5,963,796)	$(4,523,907)	$1,439,889

Fiscal Year Ended on December 31, 2005 Compared to Fiscal Year Ended on December 31, 2004

Revenue: Total revenue was $6,040,957 and $866,924 for the fiscal years ended December 31, 2005 and 2004, respectively, for an increase of $5,174,033 or 597%. The increase in revenues is a result of our acquisition in September of 2004 of 10,000 gross acres of leaseholds which included 71 producing gas wells in Wilson and Neosho counties in Eastern Kansas. Additionally, we added 14 new wells to our Petrol-Neodesha Project by year end 2005. Revenues from our Petrol-Neodesha were our primary source of revenues for year end 2005.

Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct costs totaled $3,084,494 and $221,339 for the fiscal year of 2005 and 2004, respectively, for an increase of $2,863,155. The increase in direct costs is primarily the result of increased costs associated with the production of gas in our Petrol-Neodesha project. As a result of our revenue increase related to the Petrol-Neodesha, we had increased costs directly related to the production of gas.

Royalty expenses totaled $796,151 and $0 for the fiscal year of 2005 and 2004, respectively, for and increase of $796,151, which relates to the royalties paid to limited liability companies in which we were the managing member. As of December 31, 2005, we acquired the membership interests of 2 of the limited liability companies and we are in the process of acquiring the membership interests of the remaining limited liability company.

Pipeline costs totaled $230,944 and $0 for the fiscal year of 2005 and 2004, respectively, for an increase of $230,944, relating to our increased production of gas in our Petrol-Neodesha project.

General and administrative expenses for the fiscal year ended December 31, 2005 were $2,115,019 compared to $1,000,029 in the fiscal year ended December 31, 2004, respectively, for an increase of $1,114,990. The increase is attributable to expenses associated with additional staff and expenses related thereto as the result of our increased operations.

Professional and consulting fees were $2,577,970 and $1,906,036 for the fiscal years ended December 31, 2005 and 2004, respectively, an increase of $671,934. The increase is a result of increased oil and gas operations and increased consulting costs associated with the increased operations in addition to increases of legal and accounting related to registrations of our securities primarily related to our additional financing during 2005.

Depreciation, depletion, and amortization expense for the fiscal years ended December 31, 2005 and 2004 were $1,392,342 and $213,475 for an increase of $1,178,867. Historically, as a development stage company, we had not placed in service depreciable assets nor had we begun production eliminating the need for a depletion expense. The increase was a result of recently completed acquisition obligations and commencement of production.

Other Income (Expense):

Interest and other income for the fiscal years ended December 31, 2005 and 2004 was $65,054 and $39,417, respectively, for an increase of $25,637 which was the result of increased interest income in 2005 due to average higher account balances.

Interest Expense for the fiscal years ended December 31, 2005 and 2004 was $(1,872,887) and $(1,435,369), respectively, for an increase of $437,518. The increase in interest expense is the result of increased financing in the sum of $8,000,000, which we borrowed in December of 2004.

Net Loss: Our net loss for fiscal years ended December 31, 2005 and 2004 was $5,963,796 and $4,523,907, respectively, for an increase in net loss in the amount of $1,439,889.

Analysis and Discussion of Cash Flow

During fiscal year 2005 our cash position increased by approximately $6,642,000. The increase in the cash flow position was from our net financing activities of $9,972,154. This was the result of note proceeds in excess of payments and fee amortization of $9,484,654 and proceeds from the exercise of warrants of $487,500.

We used our cash to acquire and develop oil and gas properties for a net total of $1,694,495. In our operations we used $1,653,341 of cash which is the results of Petrol becoming an operating company for a full year.

Results of Operations for the Years Ended December 31, 2004 and 2003

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2004 and 2003.

	2004	2003	Increase
	Amount	Amount	(Decrease)
Revenue	$ 866,924	$ -	$ 866,924

Expenses:
Direct costs	221,339	-	221,339
General and administrative	1,000,029	343,941	656,088
Professional and consulting fees	1,906,036	1,374,754	531,282
Depreciation, depletion and amortization	213,475	-	213,475
Acquisition cost	654,000	-	654,000
Total	3,994,879	1,718,695	2,276,184

Net loss from operations	(3,127,955)	(1,718,695)	(1,409,260)
Other income (expense):
Interest and other income	39,417	1,067	38,350
Interest expense	(1,435,369)	(16,156)	(1,419,213)
Net loss	$(4,523,907)	$(1,733,784)	$(2,790,123)

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

Operation Plan

During the next twelve months we plan to continue to focus our efforts on increasing Production Revenues, and enhancing our Net Asset Value. We expect to achieve this through the:

•	sustained development and production of CBM and other natural gases on our existing properties at the Petrol-Neodesha Project,
•	aggressive development of our 92,000 gross acre Coal Creek Project,
•	pursuing strategic acquisitions of producing properties and;
•	creating value by furthering our business plan.

Petrol-Neodesha Project

With the acquisition of the Petrol-Neodesha and certain oil properties, we are currently providing ongoing revenue and cash from these properties. As we expand development and operational activities, we will weigh the pace of further drilling and development against the availability of internal and external funding. Currently, we have been drilling about 3 wells per month beginning in the fall of 2005. Given appropriate economics we plan to continue with that development rate.

With the enhancements to gas gathering pipeline systems that we finalized late spring and early summer of 2005 we now have additional pipeline capacity to fully develop this 10,000 gross acre property. In fact during 2005 we have drilled and completed 14 new production wells that were all 100% successes.

Coal Creek Project

On October 31, 2005, we entered into agreements with Laurus Master Fund, Ltd. Under the terms of the Laurus Funds agreements, $10,000,000 was funded into an escrow account and was disbursed to us in November 2005 after finalization of certain closing requirements. We issued a Secured Term Note (the “Note”) in the aggregate principal amount of $10,000,000 and a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of our common stock at $2.00 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum.

In addition, Laurus Master Funds, in their sole discretion, may purchase additional notes from us in an aggregate principal amount of up to $40,000,000 pursuant to substantially similar terms of the initial Note dated October 31, 2005.

The net proceeds derived from this first Laurus Funds Financing Transaction have been utilized in the development of two areas within the Coal Creek project, specifically the Burlington area and the Waverly area. This will involve some 40 production wells, 3 salt water disposal wells and the installation of miles of gas gathering pipelines and processing systems within each of those production areas.

The entire Coal Creek development plan includes drilling and completing of some 540 wells and three gas gathering pipeline systems over a two to three year period. The anticipated costs of this full development plan is expected to be approximately $66,000,000 for which we expect to acquire a majority of funding through the $50,000,000 Laurus Master Fund Ltd credit facility. The pace of the development will obviously depend on the availability of the financing program and favorable market conditions.

The first $10,000,000 tranche is being used primarily to initiate Phase I with the drilling of gas production wells as well as the installation of a gas gathering pipeline system in two of the three areas, Burlington and Waverly. We also intend to fund portions of our field operations and development program from revenues obtained from sales of our CBM gas and oil production, outside lenders, and from proceeds of anticipated exercise of warrants and options. In addition, we may take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to realize the value in our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

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

As of March 9, 2006, Laurus has converted $2,055,440.52 of principal payments into 1,370,295 shares of our common stock and $729,580.39 of accrued interest into 486,387 shares of our common stock (1,856,682 shares in total). The conversion of principal and accrued interest allowed us additional cash to use in our operations.

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

Field Development

Our original Operation Plan for field development started with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the gas, oil and other hydrocarbons that we find, and delivering them to market. We believe that we have leased sufficient mineral acreage to move forward with our field development and with the proceeds of our recent $10 million financing we are proceeding with the next phase of our operations which is large field scale development of our Coal Creek Project.

During a two year exploration and development phase of our operational plan in the Coal Creek and Missouri projects, we drilled and tested a total of 23 wells. The results of these drilling and testing efforts have provided our geologists and engineers with data that support the quantitative determination concerning the gas content and commercially producible amounts of CBM or other types of more conventional natural gas. Eighteen of these exploratory/test wells are contained within our Coal Creek project in Coffey county, Kansas. Most are in proximity to an existing interstate gas pipeline. The total drilling depth for our Kansas project wells in Coal Creek is approximately 1,700 ft, while in Missouri that depth shallow to about 700 ft.

Kansas Geologic Society (KGS) joined us in our scientific effort designed to assess the gas reserves from our CBM exploratory/test wells in the Coal Creek Project. KGS took samples from coal beds found in our Coffey County wells. Their laboratory test results yielded similar gas content values to those obtained by our geologist, Mr. William Stoeckinger, that were derived from sampling of our other exploratory/test wells. We view these independent gas content values quite favorably since they indicate quantitative similarities to the CBM producing coal beds found in our Petrol-Neodesha producing Prioject just south of the Coal Creek Project.

Based on our first series of exploratory/test wells and current bid pricing we anticipate that each well in our Coal Creek Project will cost approximately $180,000, which includes locating, drilling, testing, hydraulically fracturing and connecting to the gas gathering pipeline. Operational costs are expected to be about $1,600 per month per well to pay for electricity, pulling and repairs, pumping, general maintenance and other miscellaneous charges. In support of these operations we have working agreements with local third parties to monitor and maintain our wells and perform drilling and work-over activities

Our Reserve Report dated December 31, 2005 indicates Petrol has significant proven undeveloped gas reserves on its leases in the Coal Creek Project. After receiving the $10,000,00 tranche from Laurus Master Funds in November 2005 we immediately began the development of the Coal Creek Project with the intent of producing those reserves and increasing the Net Asset Value of that Project area.

Our Petrol-Neodesha project has room for another 50 to 100 wells to fully develop this existing 10,000 gross leased mineral acreage. In 2005 we finalized enhancing the production capacity of our gas gathering system which included the addition of a several of new booster pumps and miles of larger diameter trunk lines that will accommodate production form all our new wells. Since the fall of 2005 we have drilled on average 3 new wells per month and have continued at that rate into first quarter of 2006. Finally, we instituted a well remediation program for some older producing wells that has resulted enhanced production.

In general our field development plan is employed over all its projects and involves several assessment stages: each new well is drilled through all possible CBM reservoirs and individually evaluated, upon a favorable evaluation of its overall production capacity the well will be fully completed and connected to our local gas gathering and water disposal pipelines during which an assessment will be made with regard to its de-water process and gas production.

When we identified a proposed drilling site, we as a licensed operator in the State of Kansas and Missouri, will be engaged in all aspects of well site operations. As the operator we will be responsible for permitting the well, which will include obtaining permission from the Kansas Oil and Gas commission or Missouri relative to spacing requirements and any other state and federal environmental clearances required at the time that the permitting process commences. Additionally, we will formulate and deliver to all interest owners an operating agreement establishing each participant’s rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator will be responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. We will be responsible for completing each successful well and connecting it to the most appropriate portion of our gas gathering system.

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

Along with the drilling and completion of our CBM production wells we will formulate, design and install a gas gathering and compression system to transport the gas from wellhead to the high pressure interstate pipeline tap and sales market. Our experience in Petrol-Neodesha will be brought to bear on these new areas in Coal Creek or Missouri. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, Enbridge and Kinder Morgan. We have initiated contact with these companies to ascertain the specific locations of their pipelines, their requirements to transport gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. We currently have agreements with Southern Star in our Petrol-Neodesha Project and Enbridge in our Coal Creek Project

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

The following table summarizes our fixed price contracts as of December 31, 2005:

	Year Ending December 31,
	2006	2007
Gas
Contract volume	732,200	180,000
Weighted-average price	$8.13	$9.17

Oil Contract volume	6,600	--
Weighted-average price	53.93	--

Fair value liability	($1,696,616)	($229,435)

Critical Accounting Policies and Estimates

Our accounting estimates includes bad debts on our receivables, amount of depletion of our oil and gas properties subject to amortization, the asset retirement obligation and the value of the options and warrants that we issue. Our receivables have been fully collectible since inception and we only have sales to a small base of customers so we believe that all of our receivables are collectible. The depletion of our oil and gas properties is based in part on the evaluation of our reserves and an estimate of our reserves. We obtain an evaluation of the proved reserves from a professional engineering company and on a quarterly basis we review the estimates and determine if any adjustments are needed. If the actual reserves are less than the estimated reserves we would not fully deplete our costs. The asset retirement obligation relates to the plug and abandonment costs when our wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for Petrol. If costs rise more than what we have expected there could be additional charges in the future however we monitor the costs of the abandoned wells and we will adjust this liability if necessary. The value we assign to the options and warrants that we issue is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options and warrants we determine the volatility of our stock. We believe our estimate of volatility is reasonable and we review the assumptions used to determine this whenever we have an equity instrument that needs a fair market value. Although the offset to the valuation is in paid in capital were we to have an incorrect material volatility assumption our expenses would be understated. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors.

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

We periodically review the carrying value of our gas and oil properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved gas and oil properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at an annual rate of 10%. Application of this “ceiling” test requires pricing future revenue at the un-escalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. We may be required to write down the carrying value of our gas and oil properties when natural gas and oil prices are depressed or unusually volatile, which would result in a charge against our earnings. Once incurred, a write-down of the carrying value of our natural gas and oil properties is not reversible at a later date.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-27 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Branagan, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Resignation and Appointment of Officer

Effective May 9, 2005, John Garrison resigned as Chief Financial Officer of the Company. Concurrently, the board of directors appointed Lawrence Finn as Vice President and Chief Financial Officer of the Company and effective November 15, 2005, Lawrence J. Finn resigned as Vice President and Chief Financial Officer of the Company. Mr. Finn’s resignation was the result of family requirements and the inability to relocate full time to Las Vegas. Mr. Finn’s resignation was not the result of any disagreement with the Company or our management or any accounting or company financial issues.

Election of Director

Effective December 20, 2005, Suzanne Herring was elected as a Director of the Company at our annual meeting of stockholders.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term
Paul T. Branagan	62	President, CEO, Chairman, Secretary/Treasurer	Since 2002
Loren Moll	49	Director	Since 2002
Suzanne Herring	41	Director	Since 2005

Duties, Responsibilities and Experience

Paul Branagan, is the President, CEO, Chairman, Secretary and Treasurer of Petrol. Mr. Branagan graduated from the University of Las Vegas Nevada with a B.S. in physics. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. From 1975 to 1993 he was the Project Manager, Assistant Oil and Gas Division Manager and Senior Scientist of CER Corporation of Las Vegas, Nevada. Since 1999, Mr. Branagan has been the President and a member of the board of directors of Millennium Plastics Corporation, a 34 Act Reporting Nevada Corporation. Since April 23, 2004, Mr. Branagan has also served as Director of Integrated Environmental Technologies, Ltd., a 34 Act Reporting Nevada Corporation.

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

Loren W. Moll, is a Director of Petrol, has been a member of the law firm of Caldwell & Moll, L.C. in Overland Park, Kansas since its establishment in November 1996. Mr. Moll concentrates his practice in all areas of real estate law, including commercial real estate transactions, breach of contract, escrow and title disputes, commercial leasehold disputes, real estate broker liability, and oil and gas. Mr. Moll holds a B.A. degree from the University of Kansas (1983) and his Juris Doctor degree, Order of the Coif, from the University of Kansas School of Law (1986) where he was Research Editor for the University of Kansas Law Review.

Mr. Moll was formerly a partner of the real estate law firm Lewis, Rice & Fingersh from 1986 to 1994 and was associated with the international law firm Bryan Cave LLP from 1994 to 1996.

Suzanne Herring, is a Director of Petrol. Ms. Herring has over 18 years of experience in the public and private accounting arenas. She has worked as an auditor of public and non-public companies and has served as a chief financial officer for multiple businesses. Further, Ms. Herring has a broad individual and corporate taxation background. Since February 2005, Ms. Herring has been president of Opus Pointe, a Las Vegas, Nevada based consulting firm specializing in providing contract CFO services and internal control compliance and implementation to publicly traded small business issuers. From 1995 to present, Ms. Herring has owned and operated American West Financial Services, a Las Vegas, Nevada based financial and taxation consulting firm. From 2003 through 2005, Ms. Herring was an auditor for a Las Vegas, Nevada based CPA firm, Beckstead and Watts, LLP. Prior to joining Beckstead and Watts, Ms. Herring served as the Chief Financial Officer for a Las Vegas, Nevada based commercial development and construction company. From 1993 to 1995, Ms. Herring served as a staff accountant for Piercy, Bowler, Taylor & Kern CPAs, a Las Vegas, Nevada based CPA firm. In addition, Ms. Herring serves as a board member of the New Vista Ranch Charitable Organization and is a member of the American Institute of Certified Public Accountants (AICPA). Ms. Herring majored in accounting and minored in finance at the University of Nevada Las Vegas.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in there filings.

Audit Committee

Prior to December 20, 2005, we did not have an Audit Committee and our board of directors performed the necessary functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements, and their audit report; and reviewing management’s administration of the system of internal accounting controls.

On December 20, 2005, we established and appointed members of the Board to the Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is comprised of two directors; Ms. Herring (Chairman) and Mr. Moll. Currently, none of the members of the Audit Committee are or have been our officers or employees, and each member qualifies as an independent director as defined by Section 121B(2)(c) of the American Stock Exchange Company and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder. The Audit Committee held 1 meeting (including telephonic meetings) since being established.

The Audit Committee has the sole authority to appoint (subject to ratification by our stockholders) and, when deemed appropriate’ replace our independent auditors, and has established a policy of pre-approving all audit and permissible non-audit services provided by our independent auditors. The Audit Committee has, among other things, the responsibility to evaluate the qualifications and independence of our independent auditors; to review and approve the scope and results of the annual audit; to evaluate with the independent auditors our financial staff and the adequacy and effectiveness of our systems and internal financial controls; to review and discuss with management and the independent auditors the content of our financial statements prior to the filing of our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB; to review the content and clarity of our proposed communications with investors regarding our operating results and other financial matters; to review significant changes in our accounting polices; to establish procedures for receiving, retaining, and investigating reports of illegal acts involving us or complaints or concerns regarding questionable accounting or auditing matters, and supervise the investigation of any such reports, complaints or concerns; to establish procedures for the confidential, anonymous submission by our employees of concerns or complaints regarding questionable accounting or auditing matters; and to provide sufficient opportunity for the independent auditors to meet with the committee without management present.

Audit Committee Report

                Report of the Audit Committee

March 30, 2006

To the Board of Directors of Petrol Oil and Gas, Inc.

Petrol’s Audit Committee consists of Directors who, in the business judgment of the Board of Directors, are independent under Securities and Exchange Commission regulations and the American Stock Exchange listing standards. In addition, in the business judgment of the Board of Directors, Suzanne Herring, Chairman of the Audit Committee, has accounting or related financial management experience required under the listing standards and has been designated by the Board of Directors as an “audit committee financial expert”. We operate under a written charter, a copy of which is available as an exhibit to our Annual Report on Form 10-KSB. As required by the charter, we review and reassess the charter annually and recommend any changes to the Board of Directors for approval.

Petrol’s management is responsible for preparing Petrol’s financial statements and the principal independent accountants are responsible for auditing those financial statements. The Audit Committee’s role is to provide oversight of management in carrying out management’s responsibility and to appoint, compensate, retain and oversee the work of the principal independent accountants. The Audit Committee is not providing any expert or special assurance as to Petrol’s financial statements or any professional certification as to the principal independent accountants’ work.

We have reviewed and discussed the consolidated financial statements of Petrol and its subsidiaries to be set forth in Petrol’s 2005 Annual Report on Form 10-KSB and at Item 7 of Petrol’s Annual Report on Form 10-KSB for the year ended December 31, 2005 with management of Petrol and Weaver & Martin, LLC, independent public accountants for Petrol.

We have discussed with Weaver & Martin, LLC the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” Statement on Auditing Standards No. 99, “Consideration of Fraud in a Financial Statement Audit” and Securities and Exchange Commission rules regarding auditor independence discussed in Final SEC Releases Nos. 33-8183 and 33-8183a.

We have received the written disclosures and the letter from Weaver & Martin, LLC required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” and have discussed with Weaver & Martin, LLC its independence from Petrol.

Based on the review and discussions with management of Petrol and Weaver & Martin, LLC referred to above, we recommend to the Board of Directors that Petrol publish the consolidated financial statements of Petrol and subsidiaries for the year ended December 31, 2005 in Petrol’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

It is not the duty of the Audit Committee to plan or conduct audits or to determine that Petrol’s financial statements are complete and accurate and in accordance with generally accepted accounting principles; that is the responsibility of management and Petrol’s independent public accountants. In giving its recommendation to the Board of Directors, the Audit Committee has relied on (i) management’s representation that such financial statements have been prepared with integrity and objectivity and in conformity with generally accepted accounting principles and (ii) the reports of Petrol’s independent public accountants with respect to such financial statements.

Submitted by the members of the Audit Committee of the Board of Directors.

Suzanne Herring, Chairman
Loren Moll

Code of Business Conduct and Ethics

From our inception through November 18, 2005, we had not adopted a corporate code of ethics. However, on November 18, 2005, we adopted a Code of Business Conduct and Ethics that applies to our Directors, officers and employees. A copy of the Code of Business Conduct and Ethics is attached as Appendix A to the proxy filed with the SEC on November 22, 2005 and is also available on our website at www.petroloilandgas.com.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors, perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we have only two current directors and have never received a stockholder nomination for additional directors.

Option Grants

On December 16, 2002, the board of directors adopted a 2002/2003 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 3,000,000 shares of common stock may be granted to employees, directors and consultants. As of December 31, 2005, 175,000 shares remained available for issuance under the 2002/2003 stock option plan. On December 20, 2005, the board of directors adopted a 2006 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 3,000,000 shares of common stock may be granted to employees, directors and consultants. As of December 31, 2005, 2,200,000 shares remained available for issuance under the 2006 stock option plan. Pursuant to the plans, stock options were granted as follows:

Date Granted	Exercise Price Per Share	Number of Shares

December 31, 2002
Granted	$0.50 to $2.50	1,950,000
Exercised	-	-0-

Cancelled	-	-0-
Expired		-0-

December 31, 2003
Granted	-	-0-
Exercised	-	-0-
Cancelled	-	-0-

December 31, 2004
Granted	$0.50 - $4.00	450,000
Exercised	$0.50	700,000
Cancelled	-	-0-

December 31, 2005
Granted	$1.75 to $2.33	1,135,000
Exercised	-	-0-
Cancelled	$2.23	60,000

Total outstanding	$0.50 to $4.00	2,775,000

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer Paul Branagan and our non-executive employee Gary Bridwell.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Options	LTIP payouts
Paul Branagan, President	2005 2004 2003 2002	$170,833.40 $166,666.75 $145,417 $35,000	$5,000 -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	500,000 (4) -0- -0- 1,250,000(2)	-0- -0- -0- -0-	$59,459.57 $10,725(1)(3) -0- -0-
Gary Bridwell Field Operations Manager	2005 2004	$120,000 $125,000	$5,000 -0-	-0- -0-	10,000 100,000	-0- -0-	-0- -0-	-0- -0-

(1)

On November 20, 2003, we amended Mr. Branagan’s employment agreement granting Mr. Branagan a 1/100 over riding royalty on wells we complete. On April 20, 2004, we amended Mr. Branagan’s agreement to amend the royalty provisions. The over riding royalty is described in further detail below.

(2)	The options are exercisable at prices ranging from $0.50 to $2.50 per share and expire on September 30, 2010.
(3)	As of December 31, 2004, $8,940 of the $10,725 over riding royalties had not been paid to Mr. Branagan.

(4)	The options are exercisable at $1.75 per share and expire on September 30, 2010.

Employment Agreements

Paul Branagan

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

Non-Executive Employment Agreement

On November 1, 2003, Petrol executed an Employment Agreement with Gary Bridwell, wherein Mr. Bridwell agreed to serve as Petrol’s Field Operations Manager. We agreed to pay Mr. Bridwell a starting salary of $10,000 per month and he is entitled to participate in Petrol’s group health insurance and also is entitled to utilize the Company credit card, which is for the sole use of Company business and is subject to the policies of the Company covering such matters. On January 11, 2005, we issued 100,000 shares to Mr. Bridwell for completing on year of employment with the Company. On August 25, 2005, we issued 10,000 shares to Mr. Bridwell as a bonus for his work as field engineering supervisor.

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

Director Compensation and Other Arrangements

Directors of Petrol who are not employees receive compensation of $1,000 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may receive grants of options to purchase shares of our common stock. In addition, we have agreed to compensate Suzanne Herring, our audit committee chairman, $60,000 per annum for her services.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Petrol, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Petrol, or any change in control of Petrol, or a change in the person’s responsibilities following a change in control of Petrol.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 30, 2006, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 28,328,471 shares of common stock outstanding as of March 30, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 24, 2006 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Paul Branagan, President	2,250,000 (3)	8%
Loren Moll, Director	3,100,000	11%
Suzanne Herring, Director	0	0%
Directors and Officers as a Group	5,350,000	19%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

(2)	Figures are rounded to the nearest whole percent.
(3)	Includes 1,750,000 options to purchase our restricted common stock at prices ranging from $0.50 to $2.50 per share.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Spindrift Investors (Bermuda) L.P. (3) (5) (6)* Clarendon House, 2 Church Street Hamilton	1,975,400	7%

Spindrift Partners, L.P. (4) (6) (7)* 75 State Street Boston, MA 02109	1,633,800	6%
Wellington Management Company, LLP (6)(8)* 75 State St. Boston, MA 02109	4,976,800 (9)	18%
Beneficial Owners as a Group*	7,586,000	28%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest whole percent.
(3)	Spindrift Investors (Bermuda) L.P., Wellington Global Holdings, Ltd., and Wellington Global Administrator, Ltd. have shared dispositive power over 1,975,700 shares, assuming exercise of warrants.
(4)	Spindrift Partners, L.P., Wellington Hedge Management, LLC, and Wellington Hedge Management, Inc. have shared dispositive power over 1,633,800, assuming exercise of warrants.
(5)	A Bermuda limited partnership.
(6)

Each have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No other person is known to have such right or power with respect to more than five percent of this class of securities, except for Wellington Management Company, LLP.

(7)	A Massachusetts limited partnership.
(8)	A Bermuda limited liability partnership.
(9)

The 4,976,800 shares represents the amount of shares Wellington Management Company, LLP (“WMC”) may be deemed to beneficially own as investment advisor, which are held of record by clients of WMC. No such client of WMC is known to have such right or power with respect to more than five percent of this class of securities, except for Spindrift Investors (Bermuda) L.P. and Spindrift partners, L.P.

•	The information used for the table of Security Ownership of Certain Beneficial Owners is based on the information reported on the beneficial owners Schedule 13G filings.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Paul Branagan

As part of Mr. Branagan’s employment agreement, as amended, we are obligated to pay Mr. Branagan a perpetual 1/100 Over Riding Royalty on production from any wells completed on our leased acreage. For the year ended December 31, 2004, Mr. Branagan earned a total of $10,725 as part of the Over Riding Royalty.

ITEM 13.	EXHIBITS

Exhibit Number	Description
2	Asset Purchase Agreement between Petrol Energy, Inc. and Euro Technology Outfitters, August 19, 2002 (Incorporated by reference to Exhibit (2) to Form SB-2 filed on January 22, 2003)
3i	Articles of Incorporation

(a)          Certificate of Amendment of Articles of Incorporation of Euro Technology Outfitters, filed on August 20, 2002 (Incorporated by reference to Exhibit (3)(i)(a) to Form SB-2 filed on January 22, 2003)

(b) Articles of Incorporation for Euro Technology Outfitters, filed on March 3, 2000 (Incorporated by reference to Exhibit (3)(i)(b) to Form SB-2 filed on January 22, 2003)
3ii	Bylaws for Euro Technology Outfitters (Incorporated by reference to Exhibit (3)(ii) to Form SB-2 filed on January 22, 2003)

10.1	Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated December 20, 2002 (Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 22, 2003)
10.2	Service and Water Disposal Agreement dated November 15, 2002 (Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 22, 2003)
10.3	Employment agreement with Paul Branagan dated December 19, 2002 (Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 22, 2003)
10.4	Geologist/Technical Advisor Consulting Agreement with William Stoeckinger dated December 19, 2002 (Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 22, 2003)
10.5	Land Services Consulting Agreement with Russell Frierson dated December 27, 2002 (Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 22, 2003)
10.6	Land Services Consulting Agreement with Lawrence Kehoe dated December 27, 2002 (Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 22, 2003)
10.7	Land Services Consulting Agreement with Cody Felton dated December 27, 2002 (Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 22, 2003)
10.8	Waverly Kansas Office Lease dated January 21, 2003 (Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 22, 2003)
10.9	2002 Master Stock Option Plan (Incorporated by reference to Exhibit 10.9 to Form SB-2 filed January 22, 2003)
10.10	Term Sheet of Compensation for Enutroff, dated 7/01/03 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on September 30, 2003)
10.11	Consultant Agreement of CSC Group LLC (Incorporated by reference to Exhibit 10.10 to Form 10-KSB filed on April 15, 2004)
10.12	Employment Agreement of David Polay (Incorporated by reference to Exhibit 10.11 to Form 10-KSB filed on April 15, 2004)
10.13	Addendum to Employment Agreement of Paul Branagan (Incorporated by reference to Exhibit 10.12 to Form 10-KSB filed on April 15, 2004)
10.14	Employment Agreement of Gary Bridwell (Incorporated by reference to Exhibit 10.13 to Form 10-KSB filed on April 15, 2004)
10.15	Letter Agreement with William D. Burke (Incorporated by reference to Exhibit 10.14 to Form 10-KSB filed on April 15, 2004)
10.16	Purchase and Sale Agreement with CBM Energy Inc. (Incorporated by reference to Exhibit 10.15 to Form 10-KSB filed on April 15, 2004)
10.17	Research Agreement with Joseph E. Blankenship (Incorporated by reference to Exhibit 10.16 to Form 10-KSB filed on April 15, 2004)
10.18	Research Agreement Scope of Work and Compensation (Incorporated by reference to Exhibit 10.17 to Form 10-KSB filed on April 15, 2004)
10.19	Business Partnership Term Sheet with John Haas, Mark Haas, and W.B. Mitchell (Incorporated by reference to Exhibit 10.18 to Form 10-KSB filed on April 15, 2004)
10.20	Addendum #2 Employment Agreement of Paul Branagan (Incorporated by reference to Exhibit 10.6 to Form 10-QSB filed on May 17, 2004)
10.21	Securities Purchase Agreement for Laurus (Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on February 7, 2005)
10.22	Registration Rights Agreement for Laurus (Incorporated by reference to Exhibit 10.22 to Form SB-2 filed on February 7, 2005)
10.23	Subscription and Registration Rights Agreement for Unit Offering (Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on February 7, 2005)
10.24	Warrant Agreement for Unit Offering (Incorporated by reference to Exhibit 10.24 to Form SB-2 filed on February 7, 2005)
10.25	Amendment No. 1 to the Secured Convertible Term Note & Registration Rights Agreement with Laurus, dtd 1/28/05 (Incorporated by reference to Exhibit 10.25 to Form SB-2 filed on February 7, 2005)

10.26	Common Stock Purchase Warrant of Laurus, dated 01/28/05 (Incorporated by reference to Exhibit 10.26 to Form SB-2 filed on February 7, 2005)
10.27	Letter Amendment Agreement with Laurus, dated 04/28/05 (Incorporated by reference to Exhibit 10.27 to Form SB-2 filed on May 12, 2005)
10.28	Consulting Agreement with CEOcast, dated 08/7/04 (Incorporated by reference to Exhibit 10.28 to Form SB-2 filed on May 12, 2005)
10.29	Amendment No. 1 to October 2004 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.29 to Form SB-2 filed on December 1, 2005)
10.30	Securities Purchase Agreement dated October 31, 2005 (Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on December 1, 2005)
10.31	Secured Term Note dated October 31, 2005 (Incorporated by reference to Exhibit 10.31 to Form SB-2 filed on December 1, 2005)
10.32	Common Stock Purchase Warrant dated October 31, 2005 (Incorporated by reference to Exhibit 10.32 to Form SB-2 filed on December 1, 2005)
10.33	Registration Rights Agreement dated October 31, 2005 (Incorporated by reference to Exhibit 10.33 to Form SB-2 filed on December 1, 2005)
10.34	Amended and Restated Mortgage (Incorporated by reference to Exhibit 10.34 to Form SB-2 filed on December 1, 2005)
21*	List of Subsidiaries of Petrol Oil and Gas, Inc.
31*	Certification of Paul Branagan pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Certification of Paul Branagan pursuant to Section 906 of the Sarbanes-Oxley Act.
99*	Audit Committee Charter

________________________

*	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $99,775 and $98,127, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

The aggregate fees to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal years 2005 and 2004 were $10,250 and $5,000, respectively.

(4) ALL OTHER FEES

The aggregate fees for professional services for audit related services relating to the Registration Statement on Form SB-2 for fiscal years 2005 and 2004 were $18,500 and $20,426, respectively. There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2005 and 2004 other than the fees described herein and above.

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

By: /s/ Paul Branagan
Paul Branagan, President

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Branagan	President, Secretary/Treasurer,	3/30/2006
Paul Branagan	CEO, Chairman

/s/ Loren Moll	Director	3/30/2006

Loren Moll

/s/ Suzanne M. Herring	Director	3/30/2006

Suzanne M. Herring

Petrol Oil and Gas, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Petrol Oil and Gas, Inc.

We have audited the accompanying balance sheet of Petrol Oil and Gas, Inc. as of December 31, 2005 and 2004 and the related statements of operations, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrol Oil and Gas, Inc. as of December 31, 2005 and 2004 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

March 30, 2006

Petrol Oil and Gas, Inc.

Consolidated Balance Sheet

	December 31,
	2005	2004
Assets

Current assets:
Cash	$8,435,203	$1,792,885
Cash, restricted	-	852,346
Accounts receivable	613,814	312,982
Prepaid expenses and other assets	-	27,305
Total current assets	9,049,017	2,985,518

Fixed assets, net	2,444,903	1,682,150

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	954,002	1,621,257
Properties subject to amortization	13,662,783	10,806,429
Capitalized loan costs, net	816,329	737,000
Total other assets	15,433,114	13,164,686

	$26,927,034	$17,832,354

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	1,374,938	462,152
Accrued liabilities	151,168	276,130
Short-term derivative liability	1,183,685	157,960
Asset retirement obligation	749,618	445,617
Accrued payable - related party	-	270,000
Current portion of long term debt	2,101,111	976,574
Total liabilities	5,560,520	2,588,433

Long-term derivative liability	512,931	71,475
Long-term debt, less current portion	12,375,007	5,143,819
	12,887,938	5,215,294
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,890,083 and 24,619,660 shares issued and outstanding at 12/31/05 and 12/31/04	26,889	24,620
Stock bought or for services not issued, 740,449 and 175,500
shares at 12/31/05 and 12/31/04	740	175
Unamortized cost of stock, warrants & options issued for services	(2,380,365)	(50)
Subscription receivable	(75,000)	-
Additional paid-in capital	25,534,114	17,200,707
Other comprehensive income (loss)	(1,696,616)	(229,435)
Accumulated (deficit)	(12,931,186)	(6,967,390)
	8,478,576	10,028,627

	$26,927,034	$17,832,354

See notes to consolidated financial statements.

Petrol Oil and Gas, Inc.

Consolidated Statement of Operations

	Year Ended December 31,
	2005	2004

Revenue
Oil and gas activities	$5,945,957	$866,924
Operator fees	95,000	-
Total revenue	6,040,957	866,924

Expenses:
Direct costs	3,084,494	221,339
Royalty expense	796,151	-
Pipeline costs	230,944	-
General and administrative	2,115,019	1,000,029
Professional and consulting fees	2,577,970	1,906,036
Depreciation, depletion and amortization	1,392,342	213,475
Acquisition costs	-	654,000
Total expenses	10,196,920	3,994,879

Net operating (loss)	(4,155,963)	(3,127,955)

Other income (expense):
Interest and other income	65,054	39,417
Interest expense	(1,872,887)	(1,435,369)
Total other income (expense)	(1,807,833)	(1,395,952)

Net (loss)	$(5,963,796)	$(4,523,907)

Weighted average number of common shares outstanding - basic and fully diluted	25,632,220	20,647,542

Net (loss) per share - basic and fully diluted	$(0.23)	$(0.22)

See notes to consolidated financial statements.

Petrol Oil and Gas, Inc.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Stock Bought or for Services Not Issued	Unamortized Cost of Stock, Warrants & Options Issued For Services	Other Comprehensive Loss	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2003	17,247,466	$ 17,247	$ 4,630,713	$ 160	$ (1,000)	$ -	$ -	$ (2,443,483)	$ 2,203,637
Shares issued for services	413,861	415	904,085	-	-	-	-	-	904,500
Shares issued	160,000	160	-	(160)	-	-	-	-	-
Shares issued for asset acquisition	765,000	765	764,235	-	-	-	-	-	765,000
Warrants and options issued for services	-	-	548,600	-	-	-	-	-	548,600
Shares for services not yet issued	-	-	200,873	125	-	-	-	-	200,998
Shares for acquisition not yet issued	-	-	94,950	50	-	-	-	-	95,000
Options exercised	1,350,000	1,350	836,150	-	-	-	-	-	837,500
Shares returned from collateral	(1,000,000)	(1,000)	-	-	1,000	-	-	-	-
Shares held by lender as collateral	50,000	50	-	-	(50)	-	-	-	-
Shares issued for cash	5,633,333	5,633	6,135,567	-	-	-	-	-	6,141,200
Beneficial conversion of convertible stock	-	-	1,013,000	-	-	-	-	-	1,013,000
Warrants issued in financing	-	-	2,072,534	-	-	-	-	-	2,072,534
Other comprehensive loss	-	-	-	-	-	(229,435)	-	-	(229,435)
Net loss	-	-	-	-	-	-	-	(4,523,907)	(4,523,907)
Balance, December 31, 2004	24,619,660	24,620	17,200,707	175	(50)	(229,435)	-	(6,967,390)	10,028,627
Shares issued for services	252,785	252	537,747	-	-	-	-	-	537,999
Warrants and options issued for services	-	-	803,050	-	(537,230)	-	-	-	265,820
Warrants issued in financing	-	-	1,376,803	-	-	-	-	-	1,376,803
Shares issued for debt conversion	1,297,565	1,297	1,945,048	-	-	-	-	-	1,946,345
Warrants exercised	550,073	550	561,825	125	-	-	(75,000)	-	487,500
Shares authorized and unissued for services	-	-	93,468	54	-	-	-	-	93,522
Shares used to acquire property	10,000	10	1,108,529	546	-	-	-	-	1,109,085
Shares previously authorized now issued	160,000	160	-	(160)	-	-	-	-	-
Options granted for services - related party	-	-	1,906,937	-	(1,843,085)	-	-	-	63,852
Other Comprehensive loss	-	-	-	-	-	(1,467,181)	-	-	(1,467,181)
Net loss	-	-	-	-	-	-	-	(5,963,796)	(5,963,796)
Balance, December 31, 2005	26,890,083	$ 26,889	$ 25,534,114	$ 740	$ (2,380,365)	$ (1,696,616)	$ (75,000)	$(12,931,186)	$ 8,478,576

See notes to consolidated financial statements.

Petrol Oil and Gas, Inc.

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(5,963,796)	$(4,523,907)
Depreciation, depletion and amortization	946,585	383,987
Shares issued for services	631,521	972,000
Shares issued for asset acquisition	-	654,000
Warrant accretion	943,800	-
Shares issued for interest	627,093	-
Shares issued for financing	594,989	-
Warrants and options issued for services	329,671	585,598
Beneficial conversion	-	1,013,000
Adjustments to reconcile net (loss) to cash
used in operating activities:
Increase in accounts receivable	(300,832)	(312,982)
Decrease (increase) in prepaid expenses & other assets	27,305	(11,526)
Increase in accounts payable	912,786	194,081
(Decrease) increase in accrued liabilities	(114,463)	251,013
(Decrease) in due to officer	-	(47,500)
(Decrease) increase in due to related party	(270,000)	270,000
Net cash used in operating activities	(1,635,341)	(572,236)

Cash flows from investing activities
Purchase of proved properties	-	(8,410,000)
Purchase of related oil and gas equipment	(824,712)	(1,590,000)
Purchase of other property and equipment	(60,036)	(95,214)
Purchase of oil and gas leases	(140,114)	(367,506)
Investments	-	184,222
Release of (additional) restricted cash	852,346	(852,346)
Additions to capitalized oil and gas costs	(1,521,979)	(1,831,023)
Net cash used in investing activities	(1,694,495)	(12,961,867)

Cash flows from financing activities
Amortized loan fees	(79,329)	(707,500)
Payments on notes payable	(462,897)	(4,050)
Proceeds from loans payable	10,026,880	8,000,000
Proceeds from the exercise of warrants to purchase stock	487,500	-
Proceeds from sale of common stock	-	6,978,700
Net cash provided from financing activities	9,972,154	14,267,150

Net increase in cash	6,642,318	733,047
Cash - beginning	1,792,885	1,059,838
Cash - ending	$8,435,203	$1,792,885

Supplemental disclosures:
Interest paid	$182,956	$26,685
Income taxes paid	-	-

Non-cash transactions
Shares issued for oil & gas properties	$1,108,538	$859,950
Shares issued for services	631,467	1,306,371
Shares issued for debt conversion	1,946,347	-
Shares for services and acquisition not issued	740	175
Warrants and options issued for services & financing	4,086,790	2,621,134
Cashless exercise of warrants	250	-

See notes to consolidated financial statements.

PETROL OIL AND GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

Nature of Business

The Company was organized on March 3, 2000, under the laws of the State of Nevada, as Euro Technology Outfitters (Euro). On August 19, 2002 Euro acquired, in an asset purchase agreement, land leases and accumulated expenditures and assumed liabilities from Petrol Energy, Inc. (Petrol). On August 20, 2002, the Company amended its Articles of Incorporation to rename the Company, Petrol Oil and Gas, Inc. and increased the authorized capital stock to 100,000,000 shares of Common Stock $0.001 par value and, 10,000,000 shares of Preferred Stock $0.001 par value.

We are now engaged in the exploration, development, production and marketing of oil and natural gas. The Company’s primary objective is the development of Coalbed Methane (CBM) gas production projects. CBM was identified early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. We have focused our efforts to eastern Kansas and western Missouri where leases were acquired that appeared geologically suitable for CBM exploration.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries, Neodesha Pipeline, LLC and Coal Creek Pipeline, LLC., after elimination of intercompany transactions.

Use of Estimates

The preparation of these consolidated financial statements requires the use of estimates by management in determining our assets, liabilities, revenue, and expenses and related disclosures. Actual results could differ from those estimates.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We regularly review collectibility and establish or adjust an allowance for uncollectible accounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.

Stock-Based Compensation

Common stock, warrants and options issued for services by non-employees are accounted for based on the fair market value at the date the services are performed. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

We account for our stock option plan in accordance with the provisions of SFAS No. 123R, “Accounting for Stock Based Compensation”. The cost of options are included as an expense when the options are vested.

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

Fair value of financial instruments

The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying values of our debt obligations reasonably approximate their fair value and the stated interest rate approximates current market interest rates for debt available to us with similar terms.

Earnings per common share

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

Revenue recognition

It is our policy to recognize revenue when title passes to our customers based on the contractual point of delivery.

Capitalized loan costs

Costs related to securing our long-term convertible debt and term note are recorded as an asset and are amortized over the life of the debt (generally three years). For the years ended December 31, 2005 and 2004 we recorded as loan cost expense $445,757 and $67,000 respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is on a straight-line method using the estimated lives of the assets (3-15 years). Expenditures for maintenance and repairs are charged to expense.

Oil and gas properties

We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development are capitalized.

All capitalized costs included in the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment’s of oil and gas properties are charged to the full cost pool and amortized.

Under the full cost method, the net book value of oil and gas properties are subject to a “ceiling”. The ceiling is the estimated after-tax future net revenue from proved oil and gas properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The excess, if any, of the net book value above the ceiling is written off as an expense.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized as income.

Long-lived assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows. No adjustments were necessary during the periods presented.

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

Concentration of credit risk

We substantially sell all oil and gas production to two customers. In 2005 the two largest customers accounted for 81% and 18% of sales and in 2004 the two largest customers accounted for 83% and 16% of sales.

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

Recent issued accounting Standards

In September 2005, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The issue defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single non-monetary transaction subject to the fair value exception of APB Opinion No. 29. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same party are treated as one if they are entered into in contemplation of each other. The rules apply to new arrangements entered into in reporting periods beginning after March 15, 2006. We are currently studying the provisions of this consensus to determine the impact on the consolidated financial statements; however, management does not believe any impact on net income would be material.

In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect this guidance to have a significant impact on our financial statements.

In April 2005, the FASB issued “Accounting for Suspended Well Costs” (FSP 19-1). This position concluded that exploratory well costs should continue to be capitalized beyond twelve months when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. This guidance requires management to exercise more judgment than was previously required and also requires additional disclosure. Management does not believe this statement of position will have a significant effect on the financial statements.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. This interpretation clarifies that the term”, conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. We do not expect this guidance to have a significant impact on Petrol.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

Note 2 - Stockholders’ Equity

Common stock

As of December 31, 2005 and 2004, there were 740,449 and 175,500 shares unissued, respectively.

Stock Transactions

Fiscal 2004

We entered into a geologist/technical advisor consulting agreement with Mr. William Stoeckinger. The agreement was for a one-month term and Mr. Stoeckinger received 20,000 shares valued at $20,000. The fair market value of the stock was determined based on the price that we were selling shares to our investors. Professional and consulting expense was charged $20,000 in 2004.

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

On January 15, 2004 we agreed to exchange 765,000 shares of our stock to Mr. John Haas, Mr. Mark Haas and Mr. W.B. Mitchell, principals of CBM Energy, Inc. for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. The value of the transaction is $765,000. $31,000 of value was assigned to property not subject to amortization based on the remaining lease cost of each leased acre. $80,000 of value was assigned to property subject to amortization based on the fair market value of the test wells on the leased property. The remaining $654,000 was expensed in January 2004.

On February 9, 2004, we agreed to issue 10,000 shares of common stock to Joseph Blankenship. The value of the stock of $10,000 was recorded as a professional and consulting fees expense. The shares were issued to Mr. Blankenship in 2005.

On May 3, 2004, we issued 100,000 shares of our common stock to CPA Directed Investments (CDI) pursuant to a secured promissory note agreement dated May 5, 2004. CDI will return 50,000 shares for cancellation at such time the loan and interest are paid in full. The remaining 50,000 shares will be retained by CDI as a loan fee. Due to the nature of this being a short-term loan the loan fee was expensed. The amount was determined based on the market value of our stock on the date of the agreement and totaled $132,500. The par value ($50) of the 50,000 shares held as collateral was recorded as unamortized cost of stock issued for services until such time as the shares are returned.

On June 17, 2004 we issued 120,000 shares of our common stock to XXR Consulting Inc. pursuant to a consulting agreement we executed on June 4, 2004. The value of the stock as determined by the market price of our stock on the day of the agreement was $276,000 and was recorded as professional and consulting fee expense.

On June 15, 2004 we agreed to a consulting agreement with ECON Investor Relations, Inc. The monthly fee is $10,000 of which $6,000 is payable in stock. The agreement is for one year with either party able to terminate the agreement based on 30 days written notice. Stock earned but not issued to the consultant at December 31, 2004 was recorded at par value.

We entered into an agreement with Haas Oil Group whereby we agreed to issue 50,000 shares of common stock in exchange for 100% working interest in certain leases that Hass owned. The shares were valued at $1.90 per share, which was the trading price of our common stock on September 20, 2004 the date the agreement was signed. As of December 31, 2004 the shares were not issued.

On November 1, 2004 we recorded as additional compensation $152,000 that represented the market value (as determined based on the price our shares were trading on that day) of 100,000 shares of our common stock that was earned by Mr. Gary Bidwell. The shares were not issued as of December 31, 2004.

On December 2, 2004, we issued 90,000 shares of common stock to Hard Funding, Inc. pursuant to the twelve-month financial consulting agreement entered into on January 14, 2004. The value of the stock as determined by the market price of our stock on the day of the agreement was $189,000 and was recorded as professional and consulting fee expense.

On December 16, 2004, we issued 90,000 shares of common stock to CEOcast pursuant to the consulting agreement entered into on June 2004. The value of the stock as determined by the market price of our stock on the day of the agreement was $152,100 and was recorded as professional and consulting fee expense.

We sold 5,633,333 shares of our common stock in 2004. Each share was sold for $1.20 and it included a warrant to purchase an additional share of common stock for a price of $1.50 per share expiring on September 8, 2007. The proceeds raised totaled $6,760,000. The proceeds were offset by direct costs relating to commissions paid, totaling $479,800, legal fees of $131,500 and other costs of $7,500. We also issued 845,000 warrants as additional commission to Energy Capital Solutions (see options and warrants below). The value assigned to the warrants would normally be recorded as additional paid-in capital, however, since this was a cost of the offering there was no additional paid-in capital. The net amount received from the sale was $6,141,200.

A supplier has agreed to be paid in stock for 10% of any invoice. Stock earned but not issued to the supplier at December 31, 2004 was recorded at par value.

Fiscal 2005

On January 11, 2005, we awarded Mr. David Polay 50,000 shares and Mr. LoCascio 10,000 shares of our common stock for services. The value of the stock was determined based on the closing value of its stock on the date the stock was issued. We recorded $141,000 as professional fee expense.

On January 11, 2005, we issued 60,000 shares of its common stock in lieu of cash compensation to Russell A. Frierson for land and administrative support rendered to the Company. The value of the stock was determined based on the closing value of its stock on the date the stock was issued. We recorded $141,000 as professional fee expense.

We entered into consulting agreements with CEOcast, Inc., in 2005 wherein we agreed to issue 100,000 shares of our common stock to CEOcast. The value of the stock was determined based on the closing value of the stock on the date the stock was issued. We recorded $186,800 as professional fee expense

On August 8, 2005, we issued 22,785 shares of our common stock (valued at $54,000) to ECON Investor Relations, Inc. pursuant to its consulting agreement.

On August 25, 2005, we issued 10,000 shares of our common stock to Gary Bridwell as a bonus for his work as field engineering supervisor. The value of our common stock on the day of the bonus was used to record the wage expense of $15,200.

During fiscal 2005 Laurus Master Fund Ltd. Converted $1,370,294 of principal and $576,053 of accrued interest under the convertible term note. Pursuant to the conversion rate of $1.50 they were issued 1,297,565 shares of common stock.

In connection with our financing we agreed to issue 50,000 shares of our common stock to Draper & Associates. The value of our common stock on the day the services were agreed to was used to record a loan fee of $90,000. The shares were not issued as of December 31, 2005.

A supplier agreed to take our common stock in lieu of cash payments. The liability was $3,522. The shares were not issued as of December 31, 2005.

We purchased an operating asset in exchange for 10,000 shares of our common stock. The value of our common stock on the day of the purchase was used to record a value of $16,400.

We acquired working interests in producing wells for 546,342 shares of our common stock. The value of our stock on the day of the acquisition was used to value the purchase at $1,092,684. The shares were not issued as of December 31, 2005.

Options and warrants

All values of options and warrants were determined based on the Black-Scholes pricing model.

The weighted average of the assumptions used to value options and warrants in 2005 were: Interest rate-5.62%, Days to expiration-1,797, Stock price $1.94, Strike price-$1.99, Volatility-49%, Yield-0%.

The weighted average of the assumptions used to value options and warrants in 2004 were: Interest rate-2.32%, Days to expiration-936, Stock price $1.41, Strike price-$1.39, Volatility-23%, Yield-0%.

The Board of Directors on December 16, 2002 adopted the 2002 stock option plan for 3,000,000 shares. On December 31, 2005 the Board approved the 2006 stock option plan for 3,000,000 shares. This plan will be presented to the shareholders at the next annual meeting. At December 31, 2005, the options issued to Mr. Branagan are part of the 2006 plan.

Options

Fiscal 2004

On February 9, 2004, we granted Joseph Blankenship an option to purchase 50,000 shares at $2.50 per share for the first 25,000 shares and $4.00 for the remaining 25,000 shares. The option was granted pursuant to the Research Agreement. The term of the option is for two years. The value of the options was $200 and was recorded as a professional and consulting fees expense.

On March 1, 2004, we issued 100,000 stock options with an exercise price of $1.25 per share and 200,000 stock options with an exercise price of $1.50 per share to Mr. William Burk. Mr. Burk has performed consulting services for the Company. The options expire in three years. The value of the options was $38,500 and this was recorded as a professional and consulting fees expense.

In 2004 700,000 options were exercised at an average price of $.50 per share.

Fiscal 2005

On March 16, 2005, we executed an agreement with CSC Group, wherein Steve Cochennet, (an Advisory Board Member) President of CSC Group, agreed to provide the Company with services to further the Company’s long-term strategy. The term of the agreement began on January 1, 2005. The Company agreed to pay Mr. Cochennet $5,000 per month plus grant 150,000 options to CSC Group at $2.04 per share for a period of five years. Mr. Cochennet will also receive 3% of any debt facility or mezzanine financing he puts in place prior to December 31, 2005. The value of the options was $138,795 and was recorded as professional fee expense.

On March 18, 2005, we executed an agreement with Robert Howell, (an Advisory Board Member) wherein Mr. Howell agreed to provide the Company with services on specified assignments as needed by the Company. The term of the agreement is for three months and began on February 1, 2005. We agreed to compensate Mr. Howell $10,000 for each month plus pay for all reasonable business and travel expenses, and grant Mr. Howell 125,000 options to purchase common stock at $2.33 per share. The options are fully vested and will have five years in which to exercise them. If Mr. Howell is involved in finding sources of debt for the Company, he will work with Mr. Cochennet and be paid an additional fee by Mr. Cochennet. The value of the warrants was $86,825 and was recorded as professional fee expense.

On May 9, 2005, we entered into an agreement with an employee to provide services to the Company. As part of the agreement the employee will receive 60,000 options vesting 20,000 per year at $2.33 per share expiring in five years. The value of the options was $40,200. The employee left the Company before any of the options were vested and the value was charged to wage expense.

On October 29, 2005, we entered into an employment agreement with Mr. Branagan, the CEO of the Company. We granted Mr. Branagan 500,000 options at an exercise price of $1.75 per share. The options have a 5-year term. The value of the options was $509,707 and was recorded as unamortized cost of stock issued for services. The cost will be amortized over the five-year contract period. We also extended Mr. Branagan’s previously issued options (250,000 options with the following strike prices-$.50, $1.00, $1.50, $2.00, and $2.50 for a total of 1,250,000 options) for an additional five-year period. The additional value of extending these options was $1,397,230 and recorded as Unamortized cost of stock, warrants, and options issued for services that will be amortized over the five-year period of the contract. We amortized as wage expense $63,852 in 2005.

On December 20, 2005, we entered into an agreement with Steve Cochennet whereby we granted Mr. Cochennet 150,000 options at a strike price of $1.75 and 150,000 at strike price of $2.00 for a 5 year term. We also extended Mr. Cochennet’s existing $1.50 and $2.50 warrants for an additional 4 years. The value of the options and warrants was $537,230 and was recorded as unamortized cost of stock, warrants and options issued for services and will be amortized over the six-month term of the agreement which begins in fiscal 2006.

Warrants

Fiscal 2004

On January 15, 2004, we entered into an agreement with Mr. John Haas, Mr. Mark Hass and Mr. W.B. Mitchell whereas we would be allowed six months access to approximately 10,000 acres of leased mineral rights for the purpose of exploring, and evaluating gas production. Mr. John Haas agreed to join the Board of Directors of the Company. Mr. Mark Hass agreed to be a project manager and consultant for the Company. Mr. W.B. Mitchell agreed to provide consulting support for lease/land acquisitions. Each of the three individuals received 600,000 stock warrants (1,800,000 total) to purchase shares at a price of $1.20 per share; 400,000 stock warrants (1,200,000 total) to purchase shares at a price of $1.50 per share; and 300,000 stock warrants (900,000 total) to purchase shares at a price of $2.00 per share. The warrants expire on July 15, 2006. The value of the warrants was $420,700 and was recorded in January 2004 as a professional and consulting fee expense.

On February 18, 2004, we granted to CSC Group, LLC a stock warrant giving CSC the right to purchase 200,000 shares of our common stock. The number of shares, exercise price and term of the warrants shall be: (i) 100,000 shares at $1.50 per share for a term of two years; and (ii) 100,000 shares at $2.50 per share for a term of two years. The value of the warrants was $7,400 and was recorded as a professional fees expense.

In connection with the sale of 5,633,333 shares of common stock in 2004 each share purchased included a warrant to purchase an additional share of common stock for a price of $1.50 per share expiring on September 8, 2007.

On October 7, 2004, we issued 845,000 warrants to Energy Capital Solutions in connection with stock sales. The warrants are for the purchase of common stock at a price of $1.35 per share and expire October 29, 2009. The value of the warrants was $447,850. The warrants were part of the cost of the offering and therefore no entry was made to additional paid-in capital.

On October 28, 2004, we issued 5,333,333 warrants to Laurus Master Fund, Ltd., in connection with the convertible note agreement entered into on the same day.

Pursuant to the agreement, Laurus Master Fund was issued 3,520,000 warrants to purchase common stock for a price of $2.00 per share expiring on October 28, 2009 and an additional 1,813,333 warrants to purchase common stock at a price of $3.00 per share expiring on October 28, 2004. The value of the warrants was $2,072,534, which was offset against the long-term liability and will be accreted to interest expense over the life of the loan. We issued 100,000 warrants to Draper & Associates in connection with the financing arrangement. These warrants are for the purchase of common stock at a price of $2.00 per share and will expire on October 29, 2007. The value of the warrants was $38,860 and was recorded as capitalized loan costs and will be amortized over a three-year period.

In 2004 650,000 warrants were exercised at an average price of $.75.

Fiscal 2005

On January 28, 2005, in exchange for delaying its monthly principal payment until June 2005 on the note due to Laurus Master Fund, we issued Laurus 666,667 warrants at an exercise price of $2.50 and 333,333 warrants at an exercise price of $3.00. The value of the warrants was $549,000 and was recorded as professional fee expense.

On October 31, 2005, we granted Laurus Master Fund 1,000,000 warrants at a strike price of $2.00 per share for a five-year period in connection with the new note. The value of the warrants was $827,803. The value will be accreted to interest expense over the estimated term of the loan.

In 2005, 425,000 warrants were exercised at an average price of $1.32. Included in subscription receivable is $75,000 due on the exercise of warrants. There were 845,000 warrants exercised on a cashless basis for 250,073 shares. At December 31, 2005, 125,000 shares were not issued for exercised warrants.

A summary of stock options and warrants is as follows:

	Options	Weighted Average Price	Warrants	Weighted Average Price
Outstanding 1/1/04	2,050,000	$1.12	2,400,000	$ .75
Granted	350,000	1.68	16,011,666	1.68
Cancelled	--	--	--	--
Exercised	(700,000)	.50	(650,000)	.75
Outstanding12/31/04	1,700,000	$1.49	17,761,666	$1.69

Outstanding 1/1/05	1,700,000	$1.49	17,761,666	$1.69
Granted	1,135,000	1.92	2,000,000	2.33
Cancelled	(60,000)	2.23	--	--
Exercised	--	--	(1,270,000)	1.34

Outstanding12/31/05	2,775,000	$1.65	18,491,666	$1.78

Note 3 - Commitments

On April 2, 2004, we entered into a 39-month lease for office space. The monthly lease payment is $3,448.40. Total rent expense for 2005 and 2004 was approximately $57,000 and $33,000 respectively. Future minimum rent payments are 2006-$43,600 and 2007-$22,300.

Note 4 - Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004
Convertible note	$ 6,172,942	$8,000,000
Secured term note	10,000,000	--
Note payable to GMAC	16,791	22,923
Note payable to bank	26,879	--
Total	16,216,612	8,022,923
Less unamortized cost of warrants	(1,740,494)	(1,902,530)
	14,476,118	6,120,393
Less current portion	(2,101,111)	(976,574)
Long-term debt	$12,375,007	$5,143,819

Convertible note

In October 2004, we issued an $8,000,000 secured convertible term note ("Note") to Laurus Master Fund, Ltd. ("Laurus"). The Note is convertible into shares of our common stock at an initial conversion price of $1.50 per share. Pursuant to this agreement, we also issued to Laurus a warrant ("Warrant") to purchase up to 5,333,333 shares of our common stock, of which 3,520,000 shares will have an exercise price of $2.00 and 1,813,333 shares will have an exercise price of $3.00. The warrants expire on October 29, 2009. The unamortized cost of the warrants issued to Laurus (see Note 2 Stockholders’ Equity) will accrete to interest expense over the period of the loan based on the interest method. For the periods ended December 31, 2005 and 2004 the accreted amount of the unamortized cost of warrants was $943,800 and $170,054 respectively and was reported as interest expense.

There was a beneficial conversion feature to the convertible note. On the day the note was issued the difference between the conversion price of the note and the market value based on the current trading price of our common stock was $1,103,000. The beneficial conversion was recorded as interest expense for the year ended December 31, 2004.

The Laurus Note has a term of three years and accrues interest at the prime rate plus 3% per year (8.25% to10.5 % for the year ended at December 31, 2005 with the rate being 10.5% at December 31, 2005 and 8% to 8.25% for the year ended December 31, 2004 and 8.25% at December 31, 2004). The Note is secured by substantially all our assets. As of December 31, 2004, we had restricted cash relating to the remaining $850,000 facility draw that was used in 2005 for development of our oil & gas assets.

Interest on the unrestricted principal amount is payable monthly, in arrears, on the first business day of each calendar month until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. The minimum monthly principal repayment of $200,000 together with any accrued or unpaid interest, was to commence on December 1, 2004, and continues through the maturity date. The principal criteria for the monthly payments to be made in shares of our common stock include:

•	the effectiveness of a current registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible;

•	an average closing price of our common stock for the previous five trading days greater than or equal to 115% of the fixed conversion price; and

•	the amount of such conversion not exceeding 25% of the aggregate dollar-trading volume of our common stock for the previous 22 trading days.

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

Laurus also has the option to convert all or a portion of the Note into shares of our common stock at any time, subject to limitations described below, at a conversion price of $1.50 per share. Laurus is limited on its ability to convert the Note or exercise the warrants if the conversion or exercise would cause the shares then held by Laurus to exceed 4.99% of our outstanding shares of common stock unless there has been an event of default or Laurus provides us with 75 days prior notice.

Secured term note

In October 2005 we borrowed $10,000,000 from Laurus on a secured term note. The interest on the note is prime plus 3.25% (10.5% at December 31, 2005). Principal payments will begin in May, 2006 in an amount based on 80% of net revenues as defined in the note agreement that principally consists of net revenue on new producing wells. Based on our projections the loan will be paid off in 3 years.

As an inducement to enter into the transaction we granted Laurus 1,000,000 warrants at an exercise price of $2.00 per share expiring in five years. The value of the warrants (see note 2) was $827,803 and this will accrete to interest over the estimated term of the loan. In 2005 we accreted $45,989 to interest expense.

There were costs totaling $525,086 relating to securing this note and the costs will be amortized into expense over the expected three-year term of the loan. Amounts expensed in 2005 were $43,757.

The master security agreement establishes substantially all of our assets as collateral for the convertible note as well as for this note.

We acquired a truck on September 10, 2003 and financed the purchase with a five-year loan from GMAC bearing an interest rate of 8.74%.

We financed a vehicle with Cornerstone bank in 2005 with a four-year loan at an interest rate of 7.00%.

The aggregate principal payments of long-term debt are approximately 2006-$3,005,902, 2007-$8,264,156, 2008-$4,938,551, and 2009-$8,003.

Note 5 - Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. We had no income tax provision for the years ended December 31, 2005 and 2004. There are approximately $11,590,000 of net operating loss carry-forwards, which expire in 2017-2020. The net deferred tax is as follows:

	Year ended December 31,
Non-current deferred tax asset (liabilities):	2005	2004
Net operating loss carry-forward	$3,940,000	$2,146,000

Oil & gas properties Valuation allowance	(1,217,000) (2,723,000)	(839,000) (1,307,000)
Total deferred tax, net	$ --	$ --

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	Year Ended December 31,
	2005	2004
Statutory tax rate	34.0%	34.0%
Non-deductible expense	9.5	40.0
Oil & gas properties	(5.8)	(40.0)
Change in valuation allowance	(37.7)	(34.0)
Effective tax rate	0.0%	0.0%

Note 6 - Related Party Transactions

During the year ended December 31, 2004, we paid the outstanding balance due to an officer in the amount of $47,500.

Total interest paid to CDI (see note 2), a shareholder of the Company, for the year ended December 31, 2004 was $15,778.

Total fees paid to Mr. David Polay, a former officer of the Company, and his company for the year ended December 31, 2005 and 2004 were $117,450 and $13,342.

In fiscal 2004 we acquired oil and gas leases and existing wells from BTB Energy for $270,000. This was included as an accrued liability at December 31, 2004. We also paid $150,000 to two of our shareholders for an operating property.

Note 7 - Acquisitions

On January 15, 2004, we agreed to issue 765,000 shares of stock to Mr. John Haas, Mr. Mark Haas and Mr. W.B. Mitchell, principals of CBM Energy, Inc. in exchange for oil and gas mineral leases covering approximately 36,000 acres and title to approximately 10 existing wells. The value of the transaction is $765,000. $31,000 of value was assigned to properties not subject to amortization based on the unamortized lease cost of each leased acre. $80,000 of value was assigned to properties subject to amortization costs based on the fair market value of the test wells on the leased property. The remaining $654,000 was expensed.

Effective November 4, 2004 we completed the acquisition of certain assets owned by Savage Resources, LLC and Savage Pipeline, LLC for the purchase price of $10 million. The acquisition included leasehold rights to approximately 10,000 acres and 71 producing gas wells in Southeast Kansas.

In accordance with the terms of the purchase agreement, the purchase price was allocated as follows:

Proved producing properties	$8,410,000
Equipment and vehicles	90,000
Pipeline	1,500,000
Total	$10,000,000

Note 8 - Derivatives

Description of contracts.

We utilize energy swaps to reduce exposure to unfavorable changes in natural gas prices through fixed-price contracts. These contracts allow us to predict with greater certainty the effective natural gas prices received for hedged production. These contracts also benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. However, we will not benefit from market prices that are higher than fixed prices in contracts for hedged production. If we are unable to provide the quantity that we have contracted for we will have to go to the open market to purchase the required amounts that we have contracted to provide. For the year ended December 31, 2005 and 2004 fixed price contracts hedged approximately 80% and 72%, respectively, of our oil & gas production.

The following table summarizes our fixed price contracts as of December 31, 2005:

	Year Ending December 31,
	2006	2007
Gas
Contract volume	732,200	180,000
Weighted-average price	$8.13	$9.17

Oil Contract volume	6,600	--
Weighted-average price	53.93	--

Fair value liability	($1,696,616)	($229,435)

Accounting.

All fixed price contracts have been executed in connection with our natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. All of our contracts are considered to be cash flow hedges and there was no realized gains or losses in the years ending December 31, 2005 and 2004. The change in the fair value is shown as an adjustment to other comprehensive income with a corresponding balance sheet asset or liability recorded.

Credit risk.

The counter parties to our fixed-price contracts are the customers buying our product. Should the counter party default on a contract there can be no assurance that we will be able to enter into a new contract with a third party on terms comparable to the original contract. We have not experienced non-performance. Cancellation or termination of a fixed-price contract would subject a greater portion of our gas and oil production to market prices, which in a low price environment could have an adverse effect on our operating results.

Market risk.

Market risk has been significantly hedged through fixed-price contracts.

Note 9 - Asset Retirement Obligations

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized were based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following table shows the changes in asset retirement obligations for the financial statements presented.

	Years Ended December 31,
	2005	2004
Asset retirement obligation, beginning of year	$445,617	$ 6,200
Liabilities incurred during the year	252,960	432,760
Liabilities settled during the year	--	--
Accretion of expense	51,041	6,657
Asset retirement obligations, end of year	$749,618	$445,617

Note 10 - Cost of Oil and Gas Properties

(a)	General.

The following information on our oil and gas development and producing activities is in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

(b)	Results of operations from oil and gas producing activities

The following table shows the results of operations from our oil and gas producing activities during the years presented in the financial statements. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	Years Ended December 31,
	2005	2004
Production revenues	$6,040,957	$866,924
Production and pipeline costs	(4,111,589)	(221,339)
Depreciation and depletion	(808,138)	(134,568)
Income tax (allocated on gross profits based On statutory rates)	(345,000)	(145,000)
Results of operations for producing activities	$ 775,891	$366,017

(c) Capitalized costs for oil and gas producing activities

Our aggregate capitalized costs related to natural gas and oil producing activities are as follows:

	Years Ended December 31,
	2005	2004
Proved	$14,586,296	$10,921,805
Unproved	954,002	1,621,256
	15,540,298	12,543,061
Accumulated depreciation and depletion	(923,513)	(115,375)
Net capitalized costs	$14,616,785	$12,427,686

Unproved properties not subject to amortization consisted mainly of leases, and wells that haven’t been completed. We will continue to evaluate our unproved properties, however, the timing of ultimate evaluation and disposition of the properties has not been determined.

(d) Costs incurred

Capitalized costs incurred in natural gas and oil property acquisition, exploration and development activities are summarized as follows:

	Year Ended December 31,
	2005	2004
Acquisition of properties proved & unproved	$ 140,114	$ 8,912,126
Development costs	1,521,979	1,911,023
Total	$1,662,093	$10,823,149

Note 11 – Fixed Assets

Fixed assets consists of the following:

Year Ended December 31,
2005	2004

Land	$3,400	$3,400
Pipeline	1,500,000	1,500,000
Equipment	41,560	18,796
Vehicles	246,888	193,161
Construction in progress (pipeline)	824,712	-
	2,616,560	1,715,357
Less accumulated depreciation	(171,657)	(32,207)
	$2,444,903	$1,682,150

Note 12 - Subsequent Events

We issued 110,000 options on February 3, 2006 to R. Jerry Faulkner with a strike price of $1.76 per share for a period ending January 1, 2009 pursuant to a consulting agreement.

Note 13 - Supplemental Oil and Gas Reserve Information (Unaudited)

(a) General

Our estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated by McCune Engineering, an independent petroleum engineer, using market prices at the end of each of the years presented in the financial statements. Those prices were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserves estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact.

(b)	Estimated Oil and Gas Reserve Quantities

Our ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the United States, are summarized below.

	Gas –mcf	Oil –bbls
Proved reserves:
Balance December 31, 2003	---	---
Purchase of reserves-in-place	12,837,406	111,296
Production	(142,968)	(306)
Balance December 31, 2004	12,694,438	110,990

Gas –mcf	Oil –bbls

Proved reserves:
Balance December 31, 2004	12,694,438	110,990
Revisions of previous estimates	(236,061)	33,121
Extensions and discoveries	3,486,722	---
Production	(812,366)	(21,056)
Balance December 31, 2005	15,132,733	123,055

	Gas-mcf	Oil-bbls
Proved developed reserves at the end of the year:
Balance December 31, 2004	5,799,463	110,990

Balance December 31, 2005	7,583,183	123,051

(c) Standardized measure of discounted future cash flows

The standardized measure of discounted future net cash flows from our proved reserves for each of the years presented in the financial statements is summarized below. The standardized measure of future cash flows as of December 31, 2005 and 2004 is calculated using a price per Mcf of natural gas of $8.64 and $6.20 respectively and a price per barrel of oil at $54.15 and $49.55 respectively. The gas price was the Southern Star spot gas price (inside FERC index) at the end of the year. The oil price was what we were receiving at December 31, 2005 and 2004. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves. These costs are based on year-end cost levels. Future income taxes are based on year-end statutory rates.

The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and gas properties.

	Year Ended December 31,
	2005	2004
Future production revenue	$137,410,000	$84,195,000
Future production costs	(50,919,000)	(24,012,000)
Future development costs	(11,027,000)	(6,093,000)
Future cash flows before income taxes	75,464,000	54,090,000
Future income taxes	(25,996,000)	(17,613,000)
Future net cash flows	49,468,000	36,477,000
10% discount for estimating of future cash flows	(14,888,000)	(13,198,000)
Standardized measure of discounted net cash flows	$34,580,000	$23,279,000

(d)	Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of the Company’s proved oil and gas reserves after income taxes for each of the years presented in the financial statements. There are no revisions of quantity estimates. There were no extensions, discoveries and improved recoveries for the year ended December 31, 2004.

	Year Ended December 31,
	2005	2004
Beginning Balance	$23,279,000	$ - -
Sales, net of production costs	(919,000)	(645,585)
Acquisition of oil and gas in place	- -	23,924,585
Net changes in pricing and production costs	1,267,000	- -
Extensions and discoveries	19,016,000	- -
Revisions	(652,000)	- -
Development costs incurred that were previously estimated	3,225,000	- -
Net change in estimated future development costs	(8,159,000)	- -
Accretion of discount	44,000	- -
Change in income taxes	(2,521,000)	- -

Ending Balance	$34,580,000	$23,279,000