Form 10-Q
period 2006-03-31
PETROL OIL & GAS INC
filed 2006-05-22
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30009

PETROL OIL AND GAS, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0066187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Corporate Woods, Building 51
9393 West 110th Street, Suite 500
Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip Code)

(913) 323-4925

(Registrant’s telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____ No      X

The number of shares of Common Stock, $0.001 par value, outstanding on May 5, 2006, was 28,630,419 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Balance Sheet

(unaudited)

March 31,
2006
Assets

Current assets:
Cash	$1,321,771
Accounts receivable	765,561
Total current assets	2,087,332

Fixed assets, net	4,068,531

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,021,175
Properties subject to amortization	17,746,450
Capitalized loan costs, net	650,193
Derivative asset	788,633
Total other assets	20,206,451
$26,362,314

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	649,951
Accrued liabilities	227,179
Asset retirement obligation	792,060
Current portion of long term debt	3,212,132
Total liabilities	4,881,322

Long-term debt, less current portion	10,830,270

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,318,471 shares issued and outstanding at 3/31/06	28,318
Stock bought or for services not issued, 11,512 shares at 3/31/06	12
Unamortized cost of stock, warrants & options issued for services	(2,008,448)
Additional paid-in capital	26,582,588
Other comprehensive income	788,633
Accumulated (deficit)	(14,740,381)
10,650,722
$26,362,314

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Operations

	For the Three Months Ended
	March 31,
	2006	2005

Revenue
Oil and gas activities	$1,186,025	$1,190,611
Operator fees	30,000	-
Total revenue	1,216,025	1,190,611

Expenses:
Direct costs	585,855	418,001
Pipeline costs	154,010	-
General and administrative	564,593	300,118
Professional and consulting fees	565,793	1,412,580
Depreciation, depletion and amortization	464,649	349,454
Total expenses	2,334,900	2,480,153

Net operating (loss)	(1,118,875)	(1,289,542)

Other income (expense):
Interest and other income	1,794	13,653
Interest expense	(692,114)	(395,815)
Total other income (expense)	(690,320)	(382,162)

Net (loss)	$(1,809,195)	$(1,671,704)

Weighted average number of common shares outstanding - basic and fully diluted	28,033,096	21,529,710

Net (loss) per share - basic and fully diluted	$(0.06)	$(0.08)

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net (loss)	$(1,809,195)	$(1,671,704)
Depreciation, depletion and amortization	480,691	349,454
Warrant accretion	260,294	255,133
Shares issued for interest	153,527	-
Stock, and warrants issued for services	446,917	1,344,087
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts receivable	(151,747)	(480,503)
Prepaid and other assets	-	(25,511)
Accounts payable	(724,987)	(151,932)
Accrued liabilities	76,011	426,382
Net cash provided by (used in) operating activities	(1,268,489)	45,406

Cash flows from investing activities
Purchase of fixed assets	(1,661,747)	-
Additions to oil and gas properties not subject to amortization	(67,173)	-
Additional restricted cash	-	(5,421)
Additions to oil and gas properties subject to amortization	(4,257,159)	(487,702)
Net cash used in investing activities	(5,986,079)	(493,123)

Cash flows from financing activities
Payments on notes payable	(8,864)	(1,000)
Proceeds from exercising of warrants	150,000	-
Net cash provided by (used in) financing activities	141,136	(1,000)

Net decrease in cash	(7,113,432)	(448,717)
Cash – beginning	8,435,203	1,792,885
Cash – ending	$1,321,771	$1,344,168

Supplemental disclosures:
Interest paid	$415,777	$734
Income taxes paid	-	-

Non-cash transactions
Shares issued for oil & gas properties	$60,500	$-
Stock, warrants and options issued for services	-	1,344,087
Shares issued for debt conversion	685,146	-

See notes to condensed consolidated financial statements.

4

Petrol Oil and Gas, Inc.

Notes to Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

Note 2 - Stock Transactions and Consulting Agreements

On January 9, 2006, Laurus Master Fund, Ltd. converted $54,287 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 36,192 shares of its common stock to Laurus.

On January 18, 2006, Laurus Master Fund, Ltd. converted $228,382 of principal per the terms of the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 152,225 shares of its common stock to Laurus.

On February 8, 2006, we issued 546,342 shares of its common stock as previously authorized for the purchase of working interests in producing wells.

On February 8, 2006, we issued 57,595 previously authorized shares of its common stock.

On February 8, 2006, Laurus Master Fund, Ltd. converted $150,000 of principal per the terms of the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 100,000 shares of its common stock.

On February 9, 2006, Laurus Master Fund, Ltd. converted $37,500 of principal per the terms of the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 25,000 shares of its common stock.

On February 14, 2006, Laurus Master Fund, Ltd. converted $40,882 of principal and $52,989 of accrued interest and principal due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 62,581 shares of its common stock to Laurus.

On February 16, 2006, we issued 40,334 shares of its common stock in exchange for working interest in producing wells valued at $60,500.

On February 17, 2006, Laurus Master Fund, Ltd. converted $228,382 of principal per the terms of the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 152,255 shares of its common stock to Laurus.

Petrol Oil and Gas, Inc.

Notes to Condensed Financial Statements

On March 9, 2006, Laurus Master Fund, Ltd. converted $46,251 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 30,834 shares of its common stock to Laurus.

On February 22, 2006, we issued 100,000 shares of its common stock for the exercise of warrants in exchange for cash totaling $150,000.

A summary of stock options and warrants is as follows:

	Options		Warrants
Outstanding 12/31/05	2,775,000	$1.68	18,491,666	$1.78
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	100,000	1.50
Outstanding 3/31/06	2,775,000	$1.68	18,391,666	$1.79

Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

March 31, 2006
Asset retirement obligation, beginning of year	$ 749,618
Liabilities incurred during the year	26,400
Liabilities settled during the year	--
Accretion of expense	16,042
Asset retirement obligations, end of year	$ 792,060

Note 4 - Long-Term Debt

Long-term debt consists of the following:

March 31, 2006
Total notes payable	$ 15,522,601

Less unamortized cost of warrants	(1,480,199)

14,042,402

Less current portion	(3,212,132)
Total long-term debt	$ 10,830,270

Petrol Oil and Gas, Inc.

Notes to Condensed Financial Statements

During the quarter ended March 31, 2006, the accretion of the warrants that was included in interest expense totaled $260,294.

Note 5 - Fixed Price Sales Contracts

We have entered into various contracts with our customers to sell gas and oil at a fixed price. At March 31, 2006 we had contracts covering approximately 60,000 mmbtu per month for the period of April 2006 to March 2007 at an average price of $8.73 per mmbtu. We also have contracts for oil production for April 2006 through July 2006 covering 660 barrels per month at an average price of $55.80.

Note 6 - Subsequent Events

On March 31, 2006, Petrol Oil and Gas, Inc. (“the Company”) entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus Funds”) to draw down an additional $5,000,000 under the credit facility provided by Laurus Funds in October 2005. Under the terms of the Laurus Funds agreements the Company issued a Secured Term Note (the “Note”) in the aggregate principal amount of $5 million and a five-year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s common stock at $1.80 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, the Company amended and restated its previous $10 million Secured Term Note dated October 31, 2005 with Laurus Funds.

On April 7, 2006, the funds were released from Escrow. Net proceeds to the Company from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $4,806,687.50. The proceeds will be utilized by the Company for drilling activities on the Company’s Coal Creek Project.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document.

In this form 10-Q references to "PETROL", “the Company”, "we," "us," and "our" refer to PETROL OIL AND GAS, INC.

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

Petrol-Neodesha Project

Currently our gas producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the total 165,000 gross leased acres. These properties are in active production with on average 90 CBM producing wells that produce approximately 2.7 Million cubic feet of gas per day. Studies to drill additional wells, improve existing wells and enhance the gas gathering system have been refined into an advanced development plan and execution of the plan is in process. This plan was designed to serve as the blueprint to enhance the Net Asset Value of these properties, increase production revenue and provide knowledge for development of remaining leases in this and our other Project areas. These Petrol-Neodesha properties have provided us with a revenue stream and certain value in proven producing reserves.

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

We have incorporated a new gas processing unit into our Neodesha pipeline system to support growing gas sales from our Petrol-Neodesha property and enhance gas quality.

We intend to continue seeking acquisition opportunities which compliment our current production. We intend to fund our development activity primarily through the use of cash flow from operations and cash on hand, while seeking larger debt funding opportunities sufficient enough to develop a greater portion of our mineral leases. We have drilled, completed and began production from 14 new wells. On average we have included 3 new production wells per month in Petrol-Neodesha since we began implementing our drilling-development plan in late mid-2005 and have continued that new well monthly rate into 2006. Based on our current field production levels, we plan to aggressively develop future production activities.

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

On April 10, 2006, we issued a press release announcing that gas production from the Burlington area of our Coal Creek Project began flowing into the Enbridge Interstate pipeline on April 4, 2006.

On April 18, 2006, we issued a press release announcing the recent closing of escrow on an additional $5 million to support our expanded drilling program on our Coal Creek Project. This is the second funding tranche in an agreement with Laurus Master Funds to provide debt financing of up to $50 million.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Revenue
Oil and gas activities	$1,186,025	$1,190,611	(4,586)	-
Operator fees	30,000	-	30,000	-
Total revenue	1,216,025	1,190,611	25,414	2%

Expenses:
Direct costs	585,855	418,001	167,854	40%
Pipeline costs	154,010	-	154,010	-
General and administrative	564,593	300,118	264,475	88%
Professional and consulting fees	565,793	1,412,580	(846,787)	(60%)
Depreciation, depletion and amortization	464,649	349,454	115,195	33%
Total expenses	2,334,900	2,480,153	(145,253)	(6%)

Net operating (loss)	(1,118,875)	(1,289,542)	(170,667)	(13%)

Other income (expense):
Interest and other income	1,794	13,653	(11,859)	(87%)
Interest expense	(692,114)	(395,815)	296,299	75%
Total other income (expense)	(690,320)	(382,162)	308,158	81%

Net loss	$(1,809,195)	$(1,671,704)	137,491	8%

Three Months Ended on March 31, 2006 Compared to Three Months Ended on March 31, 2005

Revenue: Total revenue was $1,216,025 and $1,190,611 for the first quarter of 2006 and 2005, respectively, for an increase of $25,414 or 2%. The increase in revenues is a result of operating fees received on properties managed. The fixed price of our gas sales will be significantly higher in the remaining quarters of 2006.

Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct costs totaled $585,855 and $418,001 for the first quarter of 2006 and 2005, respectively, for an increase of $167,854. The increase in direct costs is primarily the result of increased costs associated with the production of gas in our Petrol-Neodesha project.

Pipeline costs totaled $154,010 and $0 for the first quarter of 2006 and 2005, respectively, for an increase of $154,010, relating to our increased production of gas in our Petrol-Neodesha project.

General and administrative expenses for the first quarter of 2006 were $564,593 compared to $300,118 in the first quarter of 2005, respectively, for an increase of $264,475. The increase is attributable to expenses associated with additional staff and expenses related thereto as the result of our increased operations.

Professional and consulting fees were $565,793 and $1,412,580 for the first quarters of 2006 and 2005, respectively, a decrease of $846,787. The decrease is a result of using less outside consulting and professional services.

Depreciation, depletion, and amortization expense for the first quarter of 2006 and 2005 were $464,649 and $349,454 for an increase of $115,195. . The increase was a result of depreciation of our pipeline and depletion related to our production.

Other Income (Expense):

Interest and other income for the first quarter of 2006 and 2005 was $1,794 and $13,653, respectively, for a decrease of $11,859 which was the result less cash on hand earning interest income.

Interest Expense for the first quarter of 2006 and 2005 was $692,114 and $395,815, respectively, for an increase of $296,299. The increase in interest expense is the result of increased financing which we borrowed in October, 2005.

Net Loss: Our net loss for first quarter of 2006 and 2005 was $1,809,195 and $1,671,704, respectively, for an increase in net loss in the amount of $137,491.

Analysis and Discussion of Cash Flow

In the first quarter of 2006 our cash position decreased by approximately $7,113,000. The decrease was from our operating activities ($1,268,000) and our investment on the new wells and new pipelines ($5,986,000). From financing activities we netted $141,000 from a shareholder exercising warrants and cash payments on debt.

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

Petrol-Neodesha Project

With the acquisition of the Petrol-Neodesha and certain oil properties, we are currently providing ongoing revenue and cash from these properties. As we expand development and operational activities, we will weigh the pace of further drilling and development against the availability of internal and external funding. Currently, we have been drilling about 3 wells per month. Given appropriate economics we plan to continue with that development rate.

With the enhancements to gas gathering pipeline systems that we finalized late spring and early summer of 2005 we now have additional pipeline capacity to fully develop this 10,000 gross acre property. In fact we have drilled and completed 14 new production wells that were all 100% successes.

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

In April 2006 we closed escrow on the second tranche of $5 million to support our drilling program on our Coal Creek Project.

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

As of April 4, 2006, Laurus has converted $2,283,822.52 of principal payments into 1,522,550 shares of our common stock and $779,351.74 of accrued interest into 519,568 shares of our common stock (2,042,118 shares in total). The conversion of principal and accrued interest allowed us additional cash to use in our operations.

On March 31, 2006, we entered into agreements with Laurus to draw down an additional $5,000,000 under the credit facility provided by Laurus in October 2005. Under the terms of the Laurus agreements we issued a Secured Term Note in the aggregate principal amount of $5 million and a five-year warrant to purchase 200,000 shares of our common stock at $1.80 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, we amended and restated our previous $10 million Secured Term Note dated October 31, 2005 with Laurus.

On April 7, 2006, the funds were released from Escrow. Net proceeds to the Company from the financing, after payment of fees and expenses to Laurus and its affiliates, were $4,806,687.50. The proceeds are being utilized by the Company for drilling activities on our Coal Creek Project.

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

The following table summarizes our fixed price contracts as of December 31, 2005:

	Year Ending December 31,
	2006	2007
Gas
Contract volume	732,200	180,000
Weighted-average price	$8.13	$9.17

Oil Contract volume	6,600	--
Weighted-average price	53.93	--

Fair value asset (liability)	$856,588	($67,955)

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of approximately $40.73 per barrel to a high of approximately $64.00 per barrel during 2005. Gas price realizations ranged from a monthly low of approximately $5.02 per Mcf to a monthly high of approximately $14.03 per Mcf during the same period.

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

Interest Rate Risk

Our long term debt with Laurus Funds has a floating interest rate of prime plus 3% to 3.25%, with a floor of 7.5% to 14%. Therefore, interest rate changes will impact future results of operations and cash flows.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the conversions of principal and accrued interest made in the first quarter and subsequent by Laurus Master Fund Ltd. pursuant to the Convertible Term Note dated October 24, 2004.

CONVERSION DATE	PRINCIPAL AMOUNT	INTEREST AMOUNT	# OF SHARES FOR PRINCIPAL	# OF SHARES FOR INTEREST	DATE ISSUED
1/9/2006	$228,382.28	$54,287.55	152,255	36,192	1/9/2006
2/7/2006	$150,000.00	$0.00	100,000	0	2/8/2006
2/8/2006	$37,500.00	$0.00	25,000	0	2/9/2006
2/8/2006	$40,882.28	$52,989.21	27,255	35,326	2/14/2006
2/16/2006	$228,382.28	$0.00	152,255	0	2/17/2006
3/09/2006	$0.00	$46,250	0	30,834	3/09/2006
4/4/2006	$228,382.28	$49,771.35	152,255	33,181	4/04/2006
TOTAL	$913,529.12	$203,298.11	609,020	135,533

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

During February 2006, we issued a total of 586,676 shares of our restricted common stock to the members of Petrol Oil, II LLC and Petrol Paola LLC in exchange for their respective membership interests pursuant to agreements entered into in December 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company's financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits mad risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

Pursuant to Joseph Blankenship’s Research Agreement dated February 9, 2004, he received options to purchase 25,000 shares for our common stock at $2.50 and options to purchase 25,000 shares of our common stock at $4.00 per share. On February 2, 2006, we extended the expiration date of his options from February 9, 2006 to February 9, 2008.

On February 8, 2006, we issued 7,595 shares of our restricted common stock to ECON Investor Relations, Inc., pursuant to its consulting agreement dated June 15, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company's financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On February 17, 2006, we issued 50,000 shares of our restricted common stock to Mike Draper as a finders fee for the Laurus Financing in October of 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company's financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Pursuant to the Laurus Funds transaction entered into on March 31, 2006, we executed a $5 million secured term note and granted Laurus Funds a warrant to purchase 200,000 shares of its common stock at $1.80 per share. The Warrant is exercisable at any time or from time to time before 5:00 p.m., New York time, through the close of business March 30, 2011. The Company believes that the issuance and sale of the Warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The warrant was issued directly by the Company and did not involve a public offering or general solicitation. Laurus Funds is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. Laurus Funds was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that Laurus Funds, immediately prior to issuing the warrants, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Laurus Funds had the opportunity to speak with the Company’s management on several occasions prior to its investment decision.

Subsequent Issuances

On April 13, 2006, we issued 11,512 shares of our restricted common stock to Edward Birk in exchange for 10% discount on the cost of certain invoices. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company's financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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
3ii	Bylaws for Euro Technology Outfitters (Incorporated by reference to Exhibit (3)(ii) to Form SB-2 filed on January 22, 2003)
10.1	Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated December 20, 2002 (Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 22, 2003)
10.2	Service and Water Disposal Agreement dated November 15, 2002 (Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 22, 2003)
10.3	Employment agreement with Paul Branagan dated December 19, 2002 (Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 22, 2003)
10.4	Geologist/Technical Advisor Consulting Agreement with William Stoeckinger dated December 19, 2002 (Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 22, 2003)
10.5	Land Services Consulting Agreement with Russell Frierson dated December 27, 2002 (Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 22, 2003)
10.6	Land Services Consulting Agreement with Lawrence Kehoe dated December 27, 2002 (Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 22, 2003)

10.7	Land Services Consulting Agreement with Cody Felton dated December 27, 2002 (Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 22, 2003)
10.8	Waverly Kansas Office Lease dated January 21, 2003 (Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 22, 2003)
10.9	2002 Master Stock Option Plan (Incorporated by reference to Exhibit 10.9 to Form SB-2 filed January 22, 2003)
10.10	Term Sheet of Compensation for Enutroff, dated 7/01/03 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on September 30, 2003)
10.11	Consultant Agreement of CSC Group LLC (Incorporated by reference to Exhibit 10.10 to Form 10-KSB filed on April 15, 2004)
10.12	Employment Agreement of David Polay (Incorporated by reference to Exhibit 10.11 to Form 10-KSB filed on April 15, 2004)
10.13	Addendum to Employment Agreement of Paul Branagan (Incorporated by reference to Exhibit 10.12 to Form 10-KSB filed on April 15, 2004)
10.14	Employment Agreement of Gary Bridwell (Incorporated by reference to Exhibit 10.13 to Form 10-KSB filed on April 15, 2004)
10.15	Letter Agreement with William D. Burke (Incorporated by reference to Exhibit 10.14 to Form 10-KSB filed on April 15, 2004)
10.16	Purchase and Sale Agreement with CBM Energy Inc. (Incorporated by reference to Exhibit 10.15 to Form 10-KSB filed on April 15, 2004)
10.17	Research Agreement with Joseph E. Blankenship (Incorporated by reference to Exhibit 10.16 to Form 10-KSB filed on April 15, 2004)
10.18	Research Agreement Scope of Work and Compensation (Incorporated by reference to Exhibit 10.17 to Form 10-KSB filed on April 15, 2004)
10.19	Business Partnership Term Sheet with John Haas, Mark Haas, and W.B. Mitchell (Incorporated by reference to Exhibit 10.18 to Form 10-KSB filed on April 15, 2004)
10.20	Addendum #2 Employment Agreement of Paul Branagan (Incorporated by reference to Exhibit 10.6 to Form 10-QSB filed on May 17, 2004)
10.21	Securities Purchase Agreement for Laurus (Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on February 7, 2005)
10.22	Registration Rights Agreement for Laurus (Incorporated by reference to Exhibit 10.22 to Form SB-2 filed on February 7, 2005)
10.23	Subscription and Registration Rights Agreement for Unit Offering (Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on February 7, 2005)
10.24	Warrant Agreement for Unit Offering (Incorporated by reference to Exhibit 10.24 to Form SB-2 filed on February 7, 2005)
10.25	Amendment No. 1 to the Secured Convertible Term Note & Registration Rights Agreement with Laurus, dtd 1/28/05 (Incorporated by reference to Exhibit 10.25 to Form SB-2 filed on February 7, 2005)
10.26	Common Stock Purchase Warrant of Laurus, dated 01/28/05 (Incorporated by reference to Exhibit 10.26 to Form SB-2 filed on February 7, 2005)
10.27	Letter Amendment Agreement with Laurus, dated 04/28/05 (Incorporated by reference to Exhibit 10.27 to Form SB-2 filed on May 12, 2005)
10.28	Consulting Agreement with CEOcast, dated 08/7/04 (Incorporated by reference to Exhibit 10.28 to Form SB-2 filed on May 12, 2005)
10.29	Amendment No. 1 to October 2004 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.29 to Form SB-2 filed on December 1, 2005)
10.30	Securities Purchase Agreement dated October 31, 2005 (Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on December 1, 2005)
10.31	Secured Term Note dated October 31, 2005 (Incorporated by reference to Exhibit 10.31 to Form SB-2 filed on December 1, 2005)
10.32	Common Stock Purchase Warrant dated October 31, 2005 (Incorporated by reference to Exhibit 10.32 to Form SB-2 filed on December 1, 2005)
10.33	Registration Rights Agreement dated October 31, 2005 (Incorporated by reference to Exhibit 10.33 to Form SB-2 filed on December 1, 2005)

10.34	Amended and Restated Mortgage (Incorporated by reference to Exhibit 10.34 to Form SB-2 filed on December 1, 2005)
21	List of Subsidiaries of Petrol Oil and Gas, Inc.
31*	Certification of Paul Branagan pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Certification of Paul Branagan pursuant to Section 906 of the Sarbanes-Oxley Act.
99	Audit Committee Charter (Incorporated by reference to Exhibit 99 to Form 10-KSB filed on March 31, 2006)

_* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.

(Registrant)

By:/s/ Paul Branagan

Paul Branagan, Chief Executive Officer
(On behalf of the registrant and as
principal accounting officer)

Date: May 19, 2006