Form 10-Q/A
period 2006-03-31
PETROL OIL & GAS INC
filed 2006-07-12
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 5, 2006, was 28,630,419 shares.

* We are filing this Amendment No. 1 to Form 10-Q to amend our Quarterly Report on Form 10-Q for the period March 31, 2006, (the "Original Filing") filed on May 22, 2006, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to options issued for consulting services.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Part I, Items 1, 2 and 4 set forth in this Amendment No. 1.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Balance Sheet

(unaudited)

March 31,
2006
Assets

Current assets:
Cash	$1,321,771
Accounts receivable	765,561
Total current assets	2,087,332

Fixed assets, net	4,068,531

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,021,175
Properties subject to amortization	17,746,450
Capitalized loan costs, net	650,193
Derivative asset	788,633
Total other assets	20,206,451
$26,362,314

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	649,951
Accrued liabilities	227,179
Asset retirement obligation	792,060
Current portion of long term debt	3,212,132
Total liabilities	4,881,322

Long-term debt, less current portion	10,830,270

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,318,471 shares issued and outstanding at 3/31/06	28,318
Stock bought or for services not issued, 11,512 shares at 3/31/06	12
Unamortized cost of stock, warrants & options issued for services	(2,086,451)
Additional paid-in capital	26,686,592
Other comprehensive income	788,633
Accumulated (deficit)	(14,766,382)
10,650,722
$26,362,314

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Operations

	For the Three Months Ended
	March 31,
	2006	2005

Revenue
Oil and gas activities	$1,186,025	$1,190,611
Operator fees	30,000	-
Total revenue	1,216,025	1,190,611

Expenses:
Direct costs	585,855	418,001
Pipeline costs	154,010	-
General and administrative	564,593	300,118
Professional and consulting fees	591,794	1,412,580
Depreciation, depletion and amortization	464,649	349,454
Total expenses	2,360,901	2,480,153

Net operating (loss)	(1,144,876)	(1,289,542)

Other income (expense):
Interest and other income	1,794	13,653
Interest expense	(692,114)	(395,815)
Total other income (expense)	(690,320)	(382,162)

Net (loss)	$(1,835,196)	$(1,671,704)

Weighted average number of common shares outstanding - basic and fully diluted	28,033,096	21,529,710

Net (loss) per share - basic and fully diluted	$(0.07)	$(0.08)

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net (loss)	$(1,835,196)	$(1,671,704)
Depreciation, depletion and amortization	480,691	349,454
Warrant accretion	260,294	255,133
Shares issued for interest	153,527	-
Stock, and warrants issued for services	472,918	1,344,087
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts receivable	(151,747)	(480,503)
Prepaid and other assets	-	(25,511)
Accounts payable	(724,987)	(151,932)
Accrued liabilities	76,011	426,382
Net cash provided by (used in) operating activities	(1,268,489)	45,406

Cash flows from investing activities
Purchase of fixed assets	(1,661,747)	-
Additions to oil and gas properties not subject to amortization	(67,173)	-
Additional restricted cash	-	(5,421)
Additions to oil and gas properties subject to amortization	(4,257,159)	(487,702)
Net cash used in investing activities	(5,986,079)	(493,123)

Cash flows from financing activities
Payments on notes payable	(8,864)	(1,000)
Proceeds from exercising of warrants	150,000	-
Net cash provided by (used in) financing activities	141,136	(1,000)

Net decrease in cash	(7,113,432)	(448,717)
Cash – beginning	8,435,203	1,792,885
Cash – ending	$1,321,771	$1,344,168

Supplemental disclosures:
Interest paid	$415,777	$734
Income taxes paid	-	-

Non-cash transactions
Shares issued for oil & gas properties	$60,500	$-
Stock, warrants and options issued for services	-	1,344,087
Shares issued for debt conversion	685,146	-

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

On January 1, 2006, we entered into a one year agreement with R. J. Falkner whereby we granted Mr. Falkner 110,000 options at a strike price of $1.76 exercisable for a period of thirty-six months. The value of the option was $104,004 and was recorded as unamortized cost of stock, warrants and options issued for services and will be amortized over the twelve-month term of the agreement. As of March 31, 2006, we expensed $26,001 as consulting fees.

On February 22, 2006, we issued 100,000 shares of its common stock for the exercise of warrants in exchange for cash totaling $150,000.

A summary of stock options and warrants is as follows:

	Options		Warrants
Outstanding 12/31/05	2,775,000	$1.68	18,491,666	$1.78
Granted	110,000	1.76	-	-
Cancelled	-	-	-	-
Exercised	-	-	100,000	1.50
Outstanding 3/31/06	2,885,000	$1.68	18,391,666	$1.79

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

Petrol Oil and Gas, Inc.

Notes to Condensed Financial Statements

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

	Three Months Ended March 31,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Revenue
Oil and gas activities	$1,186,025	$1,190,611	(4,586)	-
Operator fees	30,000	-	30,000	-
Total revenue	1,216,025	1,190,611	25,414	2%

Expenses:
Direct costs	585,855	418,001	167,854	40%
Pipeline costs	154,010	-	154,010	-
General and administrative	564,593	300,118	264,475	88%
Professional and consulting fees	591,794	1,412,580	(820,786)	(58%)
Depreciation, depletion and amortization	464,649	349,454	115,195	33%
Total expenses	2,360,901	2,480,153	(119,252)	(4%)

Net operating (loss)	(1,144,876)	(1,289,542)	(144,666)	(11%)

Other income (expense):
Interest and other income	1,794	13,653	(11,859)	(87%)
Interest expense	(692,114)	(395,815)	296,299	75%
Total other income (expense)	(690,320)	(382,162)	308,158	81%

Net loss	$(1,835,196)	$(1,671,704)	163,492	10%

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

Professional and consulting fees were $591,794 and $1,412,580 for the first quarters of 2006 and 2005, respectively, a decrease of $820,786. The decrease is a result of using less outside consulting and professional services.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC filings relating to our financial statement and other disclosures.  Our conclusions regarding the deficiencies were as follows:

Our controls relating to disclosure and related assertions in the financial statements, particularly in the area of accounting for a stock option issuance to a consultant was not adequate.

•	We failed to account for the issuance of options to a consultant during the quarter ended March 31, 2006.

•

We further found that while the controls over initiating and recording routine transactions were adequate, we had inadequate procedures to ensure equity transaction are recorded and processed in a timely manner. The finding of this weakness resulted in the need to amend the financial statements in this quarterly filing on Form 10-QSB/A. We believe that we have corrected this deficiency and will continue to carefully monitor the proper application of this control.

Other than the deficiencies and weaknesses described above, Mr. Branagan concluded that our disclosure controls and procedures are otherwise effective.

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

Date: July 11, 2006