Form 10-Q
period 2006-06-30
PETROL OIL & GAS INC
filed 2006-08-08
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 13, 2006 was 29,004,325 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
Assets	Unaudited	Audited
Current assets:
Cash	$11,377,329	$8,435,203
Accounts receivable	962,649	613,814
Prepaid expenses	35,028	-
Total current assets	12,375,006	9,049,017

Fixed assets, net	4,285,889	2,444,903

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,189,237	954,002
Properties subject to amortization	20,806,102	13,662,783
Capitalized loan costs, net	1,021,720	816,329
Deposits	1,932	-
Derivative asset	904,478	-
Total other assets	23,923,469	15,433,114

	$40,584,364	$26,927,034
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$374,765	$1,374,938
Accrued liabilities	536,112	151,168
Short-term derivative liability	-	1,183,685
Current portion of long term debt	9,512,412	2,101,111
Total current liabilities	10,423,289	4,810,902

Asset retirement obligation	840,297	749,618
Long-term derivative liability	-	512,931
Long-term debt, less current portion	18,502,639	12,375,007
	19,342,936	13,637,556
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized
29,004,325 and 26,890,083 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	29,005	26,889
Stock bought or for services not issued, zero and 740,000 at
June 30, 2006 and December 31, 2005, respectively	-	740
Unamortized cost of stock, warrants & options issued for services	(1,721,973)	(2,380,365)
Subscription receivable	-	(75,000)
Additional paid-in capital	28,400,633	25,534,114
Other comprehensive income (loss)	904,478	(1,696,616)
Accumulated (deficit)	(16,794,003)	(12,931,186)
	10,818,140	8,478,576

	$40,584,364	$26,927,034

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Operations

(unaudited)

	For the Six Months Ended		For the Three months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue
Oil and gas activities	$2,980,932	$2,996,102	$1,794,907	$1,805,491
Operator fees	60,000	-	30,000	-
Total revenue	3,040,932	2,996,102	1,824,907	1,805,491

Expenses:
Direct costs	1,155,354	1,711,852	569,498	1,293,851
Pipeline costs	383,922	-	229,912	-
General and administrative	1,371,415	620,341	806,822	320,223
Professional and consulting fees	1,272,886	1,554,434	681,092	141,854
Depreciation, depletion and amortization	998,864	582,104	534,215	232,650
Total expenses	5,182,441	4,468,731	2,821,539	1,988,578

Net operating (loss)	(2,141,509)	(1,472,629)	(996,632)	(183,087)

Other income (expense):
Interest and other income	139,350	23,910	137,556	10,257
Interest expense	(1,928,458)	(853,433)	(1,236,344)	(457,618)
Total other income (expense)	(1,789,108)	(829,523)	(1,098,788)	(447,361)

Net (loss)	$(3,930,617)	$(2,302,152)	$(2,095,420)	$(630,448)

Weighted average number of
common shares outstanding -
basic and fully diluted	28,955,872	24,962,730	28,497,033	25,096,052

Net (loss) per share - basic and fully diluted	$(0.14)	$(0.09)	$(0.07)	$(0.03)

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net (loss)	$(3,930,617)	$(2,302,152)
Depreciation, depletion and amortization	998,864	583,221
Warrant accretion	583,159	503,785
Accretion of asset retirement obligation	34,279	23,347
Shares issued for interest	203,299	297,833
Stock, warrants and options issued for services	904,306	1,189,420
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts receivable	(348,835)	(536,882)
Prepaid and other assets	(388,707)	(10,628)
Increase in investments	-	(1,585)
Accounts payable	(1,000,174)	(195,059)
Accrued liabilities	384,944	(25,163)
Accrued liabilities - related party	-	(270,000)
Net cash used in operating activities	(2,559,481)	(743,863)

Cash flows from investing activities
Purchase of fixed assets	(1,932,542)	(115,997)
Additions to oil and gas properties	(7,049,118)	(1,058,666)
Purchase of oil and gas leases	(234,627)	-
Release of restricted cash	-	852,346
Net cash used in investing activities	(9,216,287)	(322,317)

Cash flows from financing activities
Proceeds from loans payable	15,000,000	-
Payments on notes payable	(523,981)	(232,355)
Proceeds from exercising of warrants	241,875	-
Net cash provided from financing activities	14,717,894	(232,355)

Net increase (decrease) in cash	2,942,126	(1,298,535)
Cash - beginning	8,435,203	1,792,885
Cash - ending	$11,377,329	$494,350

Supplemental disclosures:
Interest paid	$415,777	$65,710
Income taxes paid	-	-

Non-cash transactions
Stock issued for oil & gas properties	$615,998	$-
Unamortized stock, warrants and options issued for services	36,000	40,200
Stock issued for debt conversions	963,301	297,833
Stock, warrants and options issued for services	765,782	1,189,490
Asset retirement obligation	56,400	206,500

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

Note 2 - Stock Transactions and Consulting Agreements

Common stock

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

On February 16, 2006, the Company issued 40,334 shares of its common stock in exchange for working interest in producing wells valued at $60,500.

On February 17, 2006, Laurus Master Fund, Ltd. converted $228,382 of principal per the terms of the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 152,255 shares of its common stock to Laurus.

Petrol Oil and Gas, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On March 9, 2006, Laurus Master Fund, Ltd. converted $46,251 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 30,834 shares of its common stock to Laurus.

On April 4, 2006, Laurus Master Fund, Ltd. Converted $49,772 of accrued interest due under the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 33,181 shares of its common stock to Laurus.

On April 5, 2006, Laurus Master Fund, Ltd. converted $228,383 of principal per the terms of the Convertible Term Note. Pursuant to the conversion rate of $1.50 per share the Company issued 152,255 shares of its common stock to Laurus.

On April 13, 2006, the Company issued 11,512 previously authorized shares of its common stock.

On May 9, 2006, the Company issued 368,861 shares of its common stock for the purchase of working interests in producing wells.

On June 27, 2006, the Company issued 15,190 shares of its common stock for investor relation services, the Company recorded consulting expense in the amount of $36,000, the fair value of the underlying shares.

Warrants and options

On January 1, 2006, we entered into a one year agreement with R. J. Falkner whereby we granted Mr. Falkner 110,000 options at a strike price of $1.76 exercisable for a period of thirty-six months. The value of the option was $104,004 and was recorded as unamortized cost of stock, warrants and options issued for services and will be amortized over the twelve-month term of the agreement.

On February 22, 2006, we issued 100,000 shares of our common stock for the exercise of warrants in exchange for cash totaling $150,000.

On April 1, 2006 we granted Laurus Master Fund 200,000 warrants at a strike price of $1.80 per share for a five-year period in connection with a $5,000,000 note executed on or about March 31, 2006. The value of the warrants was $265,015. The value will be accreted to interest expense over the estimated term of the loan.

On April 28, 2006, we issued 105,000 shares of our common stock for the exercise of warrants in exchange for cash totaling $91,875.

On May 31, 2006 we granted Laurus Master Fund 400,000 warrants at a strike price of $1.65 per share for a five-year period in connection with a $10,000,000 note executed on or about May 31, 2006. The value of the warrants was $396,763. The value will be accreted to interest expense over the estimated term of the loan.

A summary of stock options and warrants is as follows:

Petrol Oil and Gas, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Options		Warrants
Outstanding 12/31/05	2,775,000	$1.68	18,491,666	$1.78
Granted	110,000	1.76	600,000	1.70
Cancelled	-	-	-	-
Exercised	-	-	205,000	1.18
Outstanding 06/30/06	2,885,000	$1.68	18,886,666	$1.79

Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

June 30, , 2006
Asset retirement obligation, 1/1/06	$ 749,618
Liabilities incurred	56,400
Liabilities settled	--
Accretion of expense	34,279
Asset retirement obligations, 6/30/06	$ 840,297

Note 4 - Long-Term Debt

On March 31, 2006, Petrol Oil and Gas, Inc. (“the Company”) entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus Funds”) to draw down an additional $5,000,000 under the credit facility provided by Laurus Funds in October 2005. Under the terms of the Laurus Funds agreements the Company issued a Secured Term Note (the “Note”) in the aggregate principal amount of $5,000,000 and a five-year warrant (the “Warrant”) to purchase 200,000 shares of the Company’s common stock at $1.80 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, the Company amended and restated its previous $10,000,000 Secured Term Note dated October 31, 2005 with Laurus Funds. The proceeds will be utilized by the Company for drilling activities on the Company’s Coal Creek Project.

On May 31, 2006, Petrol Oil and Gas, Inc. (“the Company”) entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus Funds”) to draw down an additional $10,000,000 under the credit facility provided by Laurus Funds in October 2005. Under the terms of the Laurus Funds agreements the Company issued a Secured Term Note (the “Note”) in the aggregate principal amount of $10,000,000 and a five-year warrant (the “Warrant”) to purchase 400,000 shares of the Company’s common stock at $1.65 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of

Petrol Oil and Gas, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

14% per annum. Concurrently with the agreements listed above, the Company amended and restated its previous $10,000,000 Secured Term Note dated October 31, 2005 with Laurus Funds. The proceeds will be utilized by the Company for drilling activities on the Company’s Coal Creek Project.

Long-term debt consists of the following:

June 30, 2006
Total notes payable	$ 29,834,167
Less unamortized cost of warrants	(1,819,116)

28,015,051
Less current portion	(9,512,412)
Total long-term debt	$ 18,502,639

During the six months ended June 30, 2006, the accretion of the warrants that was included in interest expense totaled $537,166.

Note 5 - Fixed Price Sales Contracts

We have entered into various contracts with our customers to sell gas and oil at a fixed price. At June 30, 2006 we had contracts covering approximately 60,000 mmbtu per month for the period of July l 2006 to March 2007 at an average price of $8.73 per mmbtu. We also have contracts for oil production for July 2006 covering 660 barrels per month at an average price of $55.80.

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

In this form 10-Q references to “PETROL”, “the Company”, “we,” “us,” and “our” refer to PETROL OIL AND GAS, INC.

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

We have consolidated a strong lease position in CBM that contains quality proven gas reserves, some of which are adjacent to interstate pipeline systems which provide ready access to sales markets for our produced gas. During 2005 our focus turned to developing and producing those leases so as to realize the value held within their reserves. With 165,000 gross leased acres (132,000 net acres) the task of developing the properties with wells on 160 acre spacing will involve in excess of 1,000 wells. Petrol holds a 100 % working interest and an average 80% net revenue interest in these leases. In order to develop this large resource base we have segregated our leases into five separate Projects which include:

1.	Petrol-Neodesha Project - 10,000 gross acre (8,000 net acres) with 95 wells producing approximately 2.86 Million cubic feet of gas a day (MMcfd)
2.	Coal Creek Project - current development of about 92,000 gross acres (73,000 net acres) with 43 production wells, 3 salt water disposal wells and gas gathering infrastructure.
3.	Pomona Project – 35,000 gross acres (28,000 net acres) with 17 shut in production wells, 1 salt water disposal well and some gas gathering infrastructure.
4.	Missouri Project – 18,000 gross acres (12,000 net acres) with 5 test/evaluation wells.
5.	Oil Field Projects – 10,000 gross acres.

Petrol-Neodesha Project

Our gas producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the total 165,000 gross leased acres. These properties are in active production with on average 95 CBM producing wells that produce approximately 2.86 MMcfd. Studies to drill additional wells, improve existing wells and enhance the gas gathering system have been refined into an advanced development plan and execution of the plan is in process. This plan was designed to serve as the blueprint to enhance the Net Asset Value of these properties, increase production revenue and provide knowledge for development of remaining leases in this and our other Project areas. These Petrol-Neodesha properties have provided us with a revenue stream and certain value in proven producing reserves.

We implemented Phase I of our Neodesha development plan that involved expanding the production capacity of our existing gas gathering pipeline system and drilling several new production wells. Pipeline enhancements included adding approximately 3.5 miles of high capacity gas gathering pipeline and strategically incorporating 2 new booster stations to reduce pipeline pressure as well as to provide a higher level of compressor redundancy. In addition, the reduced pipeline pressure was designed to increase production from existing production wells and in fact overall field production was found to increase by about 425 Mcfd. Furthermore, the capacity of the main pipeline gathering lines was doubled and will serve to accommodate production from 50 to 100 new development wells. We also incorporated a new gas processing unit into our Neodesha pipeline system to support growing gas sales and enhance gas quality.

The second element of the Phase I development plan involved drilling a series of new CBM production wells. Since January 1, 2006, Petrol has completed six new multi-zone production wells on its Petrol-Neodesha (“Neodesha”) properties, with a 100% success rate. Currently these six new wells are producing approximately 240 thousand cubic feet of gas per day (Mcfd). Overall Petrol-Neodesha production has increased from 2,598 Mcfd on January 1, 2006 to a current rate of 2,860 Mcfd. We drilled an additional five more successful multi-zone wells that are awaiting completion. Drill stem tests on these five wells ranged from a low of 40 Mcfd to a high of 415 Mcfd. Petrol plans to drill and complete approximately 14 additional Neodesha wells during the balance of 2006, for a total of approximately 25 new wells in the project for the full year. All these new wells will be completed and connected to the newly enhanced gas gathering pipeline system.

We acquired an additional 400 gross acres adjacent to our Petrol-Neodesha property and four of the new multi zone producing wells were drilled in this new area.

The next phases of our Neodesha development plan involves implementing a program employing advanced stimulation methodologies and re-completion techniques. The program is designed to improve our overall understanding of the effectiveness of multi-zone stimulations and their ability to enhance production and reduce stimulation costs. Petrol is actively involved in executing the data acquisition portion of this plan.

We intend to continue seeking acquisition opportunities which compliment our current production area. We intend to fund our development activity primarily through the use of cash flow from operations and cash on hand,. Based on our current field production levels, we plan to aggressively develop Petrol-Neodesha.

Coal Creek Project

During 2005 we embarked on securing funds for the development of our Coal Creek project centered in Coffey County, Kansas. The Coal Creek Project includes leases covering about 92,000 gross acres. In October 2005 we finalized an agreement and other documents whereby Laurus Master Funds, Ltd. would provide a debt facility of up to $50,000,000 with the first $10,000,000 received in November 2005. In March 2005 we received the second installment of $5,000,000 and in May of 2006 we received the third installment of $10,000,000.

The Coal Creek development plan is based upon drilling and completing some 540 wells over a two to three year period along with miles of gas gathering pipelines and infrastructure to process, transport and sell gas in mid-west markets. To better manage the development of this large acreage position and take advantage of the three interstate pipeline that cross our leases we divided the project into three fully self contained areas:

1.	Burlington Area – about 15,000 gross acres located in southwestern Coffey County, Kansas. This was our assessment area in which we drilled our first test wells.
2.	Waverly Area – about 40,000 gross acres located in northeastern Coffey County, Kansas, Southern Osage County and Western Anderson County, Kansas.
3.	Lebo Area – about 37,000 acres located in northwestern Coffey County, Kansas.

The full development plan is expected to be executed in multiple phases. The initial phases involve emplacing the basic gas gathering pipeline infra-structures, developing about 180 new CBM gas production wells and multiple SWD wells. Later phases include finalizing the gas gathering pipeline and developing 360 more CBM gas production wells. The anticipated costs of the full development plan are expected to be approximately $66,000,000. The pace of the development will obviously depend on the availability of the financing program, lender restrictions, general economic conditions, and potential other factors relevant to this type of development plan.

We began the first phase of our full scale development in the Coal Creek project with the drilling and completion of 24 production wells and 2 salt water disposal (SWD) wells in the Burlington area of Coal Creek. Completion of Phase 1 in Burlington occurred in late March 2006 when our gas gathering pipeline connections were made between the production wells and our compressor station. On April 4, 2006, our initial Burlington gas sales commenced through the Enbridge Interstate pipeline. Good natural fracture permeability in these gas bearing coal intervals is supported by early high water production rates. CBM gas production rates during this early dewatering process of these new wells ranges between 5-100 mcfd.

The second area being developed in Coal Creek is the Waverly area. Phase I development in the Waverly area began during the first quarter of 2006 and included drilling and completing 19 CBM production wells and 1 SWD well. By mid June, our new Waverly gas gathering pipeline system was integrated between all 19 production wells and our gas compressor station. For months, our field operations worked diligently with Enbridge Pipeline to emplace a second tap and gas sales monitoring system on the Enbridge interstate pipeline, which ultimately transports our gas from these new Waverly area CBM wells to market for sale. All 19 Waverly production wells are in various stages of de-watering, and as in Burlington, permeability of the coal beds is manifested by early water production and gas rates are modest but continuously increasing as the fracture system de-waters.

The next phase of development in Coal Creek includes 12 CBM production wells and 2 SWD well. The location of these new production wells is designed to support de-watering in the immediate area around the original Phase I production wells. Drilling intents have been filed and drilling is currently underway.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at June 30, 2006 compared to June 30, 2005.

INCOME:

	Three Months Ended June 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Revenues	$ 1,824,907	$ 1,805,491	19,416	1%

Revenues

Revenues for the three months ended June 30, 2006 were $1,824,907 compared to revenues of $1,805,491 in the three months ended June 30, 2005. This resulted in an increase of $19,416 or 1%, from the same period one year ago. The increase in revenues is a result of higher hedged prices of our gas and higher gas prices.

EXPENSES:

	Three Months Ended June 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Direct Costs	$ 569,498	$ 1,293,851	$(724,353)	(56%)
Pipeline costs	229,912	-	229,912	-
General and administrative	806,822	320,223	486,599	152%
Professional and consulting Fees	681,092	141,854	539,238	380%
Depreciation, depletion and amortization	534,215	232,650	301,565	130%
Total expenses	2,821,539	1,988,578	832,961	42%

Net operating (loss)	(996,632)	(183,087)	813,545	444%

Other income (expense):
Interest and other income	137,556	10,257	127,299	1,241%
Interest expense	(1,236,344)	(457,618)	778,726	170%
Total other income (expense)	(1,098,788)	(447,361)	651,427	146%

Net loss	$(2,095,420)	$(630,448)	$1,464,972	232%

Direct Costs

Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct cost for the three months ended June 30, 2006 was $569,498, a decrease of $724,353, or 56%, from $1,293,851 for the three months ended June 30, 2005. The decrease over the prior period is directly attributable to our reduction in costs related to work-overs, repairs and modification to the Neodesha wells and pipeline system that we had previously experienced during the same period in the previous year. We do not anticipate maintenance and work-over costs to that extent in the future and our current direct operating costs are more indicative of our overall production costs.

Pipeline Costs

Pipeline costs were $229,912 for the three months ended June 30, 2006. We did not incur pipeline costs for the three months ended June 30, 2005.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2006 were $806,822, an increase of $486,599, or 152%, from $320,223 for the three months ended June 30, 2005. The increase in general and administrative expenses is attributable to expenses associated with additional staff and expenses related thereto as the result of our growth in operations, especially the extensive development of our new Coal Creek project areas. Additionally, we experienced non re-occurring marketing expenses with the opening of our Coal Creek pipeline.

Professional and Consulting Fees

Professional and consulting fees for the three months ended June 30, 2006 was $681,092, an increase of $539,238, or 380%, from $141,854 for the three months ended June 30, 2005. The increase in professional and consulting fees, in the current period was a result of increased legal and accounting fees associated with the closing of two new subsidiary loans with Laurus Master Fund, Ltd. totalling $15,000,000 pursuant to our financing agreements. Each segment of our financing requires a registration statement to be filed with the Securities Exchange Commission prepared by legal counsel and reviewed by our independent Auditors. Furthermore, closing of these Laurus financings also required Petrol to provide additional outside independent engineering support and analysis, lease and right of way reviews and filings and other logistical and specialized legal support.

Depreciation, Depletion, and Amortization Expense

Depreciation, depletion, and amortization expense for the three months ended June 30, 2006 was $534,215, an increase of $301,565, or 130%, from $232,650 for the three months ended June 30, 2005. The increase in depreciation, depletion and amortization expense was a result of depreciation of our pipelines and gas processing systems and depletion related to our production.

Net Operating (Loss)

The net operating loss for the three months ended June 30, 2006 was $996,632, versus a net operating loss of $183,087 for the three months ended June 30, 2005, a change in net loss of $813,545 or 444%. The increase in net operating loss for the second quarter of 2006 was the result of the substantial increases in general and administrative expenses and professional and consulting fees and is attributable to the new development program underway in our Coal Creek project areas.

Other Income (Expense)

Interest and Other Income

Interest and other income for the three months ended June 30, 2006 was $137,556, an increase of $127,299, or 1,241%, from $10,257 for the three months ended June 30, 2005. The increase in interest and other income was a result of interest earned on funds awaiting operational utilization.

Interest Expense

Interest Expense for the three months ended June 30, 2006 was $1,236,344, an increase of $778,726, or 170%, from $457,618 for the three months ended June 30, 2005. The increase in interest expense is the result of the increased amount of debt financing received from Laurus Funds, including $276,682 attributable to the accretion of warrants issued to Laurus.

Net Loss

Our net loss for the three months ended June 30, 2006 was $2,095,420, an increase of $1,464,972, or 232%, from $630,448 for the three months ended June 30, 2005. The increase in net loss is the result of increased interest expense and substantially increased general and administrative and professional and consulting fees.

Results of Operations for the Six Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at June 30, 2006 compared to June 30, 2005.

INCOME:

	Six Months Ended June 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Revenues	$ 3,040,932	$ 2,996,102	$ 44,830	1%

Revenues

Revenues for the six months ended June 30, 2006 were $3,040,932 compared to revenues of $2,996,102 in the six months ended June 30, 2005. This resulted in an increase of $44,830 or 1%, from the same period one year ago. The increase in revenues is a result of production from the Neodesha area .

EXPENSES:

	Six Months Ended June 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Direct costs	$ 1,155,354	$ 1,711,852	$(556,498)	(33%)
Pipeline costs	383,922	-	383,922	-
General and administrative	1,371,415	620,341	751,074	121%

Professional and consulting Fees	1,272,886	1,554,434	(281,548)	(18%)
Depreciation, depletion and Amortization	998,864	582,104	416,760	72%
Total expenses	5,182,441	4,468,731	713,710	16%

Net operating (loss)	(2,141,509)	(1,472,629)	668,880	45%

Other income (expense):
Interest and other income	139,350	23,910	115,440	483%
Interest expense	(1,928,458)	(853,433)	1,075,025	126%
Total other income (expense)	(1,789,108)	(829,523)	959,585	116%

Net (loss)	$(3,930,617)	$(2,302,152)	$1,628,465	71%

Direct Costs

Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct cost for the six months ended June 30, 2006 was $1,155,354, a decrease of $556,498, or 33%, from $1,711,852 for the six months ended June 30, 2005. The decrease in direct costs .is directly attributable to a reduction in costs related to work-overs, repairs and modification to the Neodesha wells and pipeline system that we had previously experienced during the previous year. We do not anticipate maintenance and work-over costs to that extent in the future and our current direct operating costs are more indicative of our overall production costs.

Pipeline Costs

Pipeline costs were $383,922 for the six months ended June 30, 2006. We did not incur pipeline costs for the six months ended June 30, 2005.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2006 was $1,371,415, an increase of $751,074, or 121%, from $620,341 for the six months ended June 30, 2005. The increase in general and administrative expenses is attributable to expenses associated with additional staff and expenses related thereto as the result of our growth in operations, especially the extensive development of our new Coal Creek project areas. Additionally we experienced non re-occurring marketing expenses with the opening of our Coal Creek pipeline.

Professional and Consulting Fees

Professional and consulting fees for the six months ended June 30, 2006 was $1,272,886, a decrease of $281,548, or 18%, from $1,554,434 for the six months ended June 30, 2005. The increase in professional and consulting fees, in the current period was a result of increased legal and accounting fees associated with the closing of two new subsidiary loans with Laurus Master Fund, Ltd. totaling $15,000,000 pursuant to our financing agreements. Each segment of our financing requires a registration statement to be filed with the Securities Exchange Commission prepared by legal counsel and reviewed by our independent Auditors. Furthermore, closing of these Laurus financings also required Petrol to provide additional outside independent engineering support and analysis, lease and right of way reviews and filings and other logistical and specialized legal support.

Depreciation, Depletion, and Amortization Expense

Depreciation, depletion, and amortization expense for the six months ended June 30, 2006 was $998,864, an increase of $416,760, or 72%, from $582,104 for the six months ended June 30, 2006. The increase in depreciation, depletion and amortization expense was a result of depreciation of our pipelines and gas processing systems and depletion related to our production.

Net Operating (Loss)

The net operating loss for the six months ended June 30, 2006 was $2,141,509, versus a net operating loss of $1,472,629 for the six months ended June 30, 2005, a change in net loss of $668,880 or 45%. The increase in net operating loss for the six months of 2006 was the result of the substantial increase in interest expenses coupled with increased general and administrative expenses and professional and consulting fees.

Other Income (Expense)

Interest and Other Income

Interest and other income for the six months ended June 30, 2006 was $139,350, an increase of $115,440, or 483%, from $23,910 for the six months ended June 30, 2005. The increase in interest and other income was a result of interest earned on funds awaiting operational utilization.

Interest Expense

Interest Expense for the six months ended June 30, 2006 was $1,928,458, an increase of $1,075,025, or 126%, from $853,433 for the six months ended June 30, 2005. The increase in interest expense is the result of our increased debt financing activities with Laurus Funds, including $583,156 attributable to the accretion of warrants issued to Laurus.

Net Loss

Our net loss for the six months ended June 30, 2006 was $3,930,617, an increase of $1,628,465, or 71%, from $2,302,152 for the six months ended June 30, 2005. The increase in net loss is primarily the result of increased interest expense and increased general and administrative expenses directly attributable to the development of infrastructure associated with our Coal Creek project.

Analysis and Discussion of Cash Flow

In the second quarter of 2006 our cash position increased by approximately $2,942,126. Our operating activities utilized $2,559,481 of cash mainly from the operating expenses we incurred in order to drill more wells and to increase our pipeline facilities. We also used $9,216,287 of our cash for the capitalized costs of the pipeline, the capitalized cost of drilling more wells and for the acquisition and renewal of oil and gas leases. We received $15,000,000 in new borrowings from Laurus and $241,875 in proceeds from the exercise of warrants to purchase common stock. We repaid $523,981 on our notes.

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

Petrol-Neodesha Project

With the acquisition of the Petrol-Neodesha and certain oil properties, we are currently providing ongoing revenue and cash from these properties. As we expand development and operational activities, we will weigh the pace of further drilling and development against the availability of internal and external funding. Currently, we have been drilling 2 to 3 wells on average per month. Given appropriate economics we plan to continue with that development rate.

With the enhancements to gas gathering pipeline systems that we finalized late spring and early summer of 2005 we now have additional pipeline capacity to fully develop this 10,000 gross acre property. In fact during 2006 we added 6 new production wells to the 14 new production wells we drilled and completed in 2005. All 20 production wells were 100% successes. Further we have 5 new production wells drilled and awaiting completion with drilling intents filed for 6 more production wells.

In May we began a program designed to improve our overall understanding of the effectiveness of multi-zone stimulations and their ability to enhance production and reduce stimulation costs. We expect to implement this program throughout the year employing advanced stimulation methodologies and re-completion techniques. We began acquiring and analyzing real-time data during our most recent fracture stimulation treatments. Once management has a sufficient data set, Petrol will utilize state-of-the-art fracture modeling to assist production engineers in defining the extent that hydraulic fractures penetrate and stay within the production zones. We retained Pinnacle Technologies of Houston and Pentagon Technical Services of Denver to provide technical consulting and field support on specific fracturing/chemical strategies to optimize its completion techniques, reduce operational costs and improve production at its Neodesha and Coal Creed project areas.

Coal Creek Project

We began implementing our full field development program on the Coal Creek Project in November 2005 with the first $10,000,000 disbursement from our $50,000,000 financing arrangement with Laurus Funds.

The net proceeds derived from this first Laurus Funds Financing transaction were used in the development of two areas within the Coal Creek project, specifically the Burlington area and the Waverly area. This first round of additional financing allowed us to emplace 43 production wells, 3 salt water disposal wells and install miles of gas gathering pipelines, salt water disposal lines, complex compressor stations and processing systems within those production areas.

Results from the Coal Creek project have been so encouraging that Laurus has provided Petrol with an additional $15,000,000 in development funds. With the additional funding our field operations team is actively drilling the new phase of gas production wells and salt water disposal wells while emplacing the necessary pipeline system to connect these new wells to our existing pipelines. This development program should significantly increase our fiscal 2006 revenues and enhance our reserve asset position.

The drilling locations for these newest production wells were designed to accelerate de-watering around the existing Phase I wells and thus increase local area gas production. The drilling intents for these 10 new production wells were filed in early July and drilling commenced July 17, 2006. To further support the de-watering process we are installed high-volume injection pumps on our SWD wells.

The entire Coal Creek development plan includes drilling and completing about 540 production wells along with three gas gathering pipeline and gas processing systems over a two to three year period. The anticipated costs of this full development plan is expected to be approximately $66,000,000 for which we expect to acquire a majority of funding through the $50,000,000 Laurus Master Fund Ltd credit facility. The pace of the development will obviously depend on the availability of the financing program and favorable market conditions.

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

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2006 compared to December 31, 2005.

	June 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 12,375,006	$ 9,049,017	$ 3,325,989	37%

Current Liabilities	$ 10,423,289	$ 5,560,520	$ 4,862,769	87%

Working Capital	$ 1,951,717	$ 3,488,497	$ (1,536,780)	(44%)

Financing. On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation. Under the terms of the Laurus Funds agreements we issued a Secured Convertible Term Note (the “Note”) in the aggregate principal amount of $8,000,000 and a five-year warrant (the “Warrant”) to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. The Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

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

As of June 30, 2006, Laurus has converted $2,283,823 of principal payments into 1,522,550 shares of our common stock and $779,352 of accrued interest into 519,568 shares of our common stock (2,042,118 shares in total). The conversion of principal and accrued interest allowed us additional cash to use in our operations.

On October 31, 2005, we entered into another financing agreement with Laurus, under which $10,000,000 was funded into an escrow account and was disbursed to us in November 2005 after finalization of certain closing requirements. We issued a three-year Secured Term Note in the aggregate principal amount of $10,000,000 and a five-year warrant to purchase 1,000,000 shares of our common stock at $2.00 per share. The note bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. In addition, Laurus, in their sole discretion, may purchase additional notes from us in an aggregate principal amount of up to $40,000,000 pursuant to substantially similar terms of the initial note dated October 31, 2005.

On March 31, 2006, we entered into agreements with Laurus to draw down an additional $5,000,000 under the credit facility provided by Laurus in October 2005. Under the terms of the Laurus agreements we issued a Secured Term Note in the aggregate principal amount of $5,000,000 and a five-year warrant to purchase 200,000 shares of our common stock at $1.80 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, we amended and restated our previous $10,000,000 Secured Term Note dated October 31, 2005 with Laurus.

On April 7, 2006, the funds were released from Escrow. Net proceeds to the Company from the financing, after payment of fees and expenses to Laurus and its affiliates, were $4,806,688. The proceeds are being utilized by the Company for drilling activities on our Coal Creek Project.

On May 31, 2006, we entered into agreements with Laurus to draw down an additional $10,000,000 under the credit facility provided by Laurus in October 2005. Under the terms of the Laurus agreements we issued a Secured Term Note in the aggregate principal amount of $10,000,000 and a five-year warrant to purchase 400,000 shares of our common stock at $1.65 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the execution of the new Laurus Funds agreements, the Company amended and restated its previous $10,000,000 Secured Term Note dated October 31, 2005 and the $5,000,000 Secured Term Note dated March 31, 2006 with Laurus Funds.

On June 2, 2006, the funds were released from Escrow. Net proceeds to the Company from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $9,629,679. The proceeds will be utilized by the Company for drilling activities on the Company’s Coal Creek Project.

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

Over the next twelve months we believe that our existing capital combined with cash flow from operations and funds from the Laurus Funds Financing Transactions, will be sufficient to sustain operations and planned expansion without additional financing through fiscal 2006.

We may incur operating losses over the next twelve months. Our lack of operating history particularly at Coal Creek makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development and production, particularly companies in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Under our current operating plan, we are required to make certain lease payments to maintain our rights to develop and drill for oil and gas. These lease payments are material obligations to us.

Summary of product and research and development that we will perform for the term of our plan.

Field Development

Our original Operation Plan for field development started with identifying the most promising and cost-effective drill sites on our current leased acres, drilling and testing wells to prove reserves, completing the more promising test wells, extracting the gas, oil and other hydrocarbons that we find, and delivering them to market. We believe that we have leased sufficient mineral acreage to move forward with our field development and with the proceeds of our recent financing with Laurus we are proceeding with the next phase of our operations which is large field scale development of our Coal Creek Project.

In addition to developing Coal Creek and our other leased project areas in 2004 we purchased an existing 10,000 gross area gas producing property we called Petrol-Neodesha. Petrol-Neodesha provided us with revenue and an opportunity to enhance production in a producing area as well as gain important hands on experience and insight into the field wide development slated for Coal Creek.

Coal Creek

During a two year exploration and development phase of our operational plan in the Coal Creek and Missouri projects, we drilled and tested a total of 23 wells. The results of these drilling and testing efforts provided our geologists and engineers with data that support the quantitative determination concerning the gas content, reserve estimates and potential to produce commercial amounts of CBM or other types of more conventional natural gas. Eighteen of these exploratory/test wells are contained within our Coal Creek project in Coffey county, Kansas while 5 test wells are in Missouri. Most are in proximity to an existing interstate gas pipeline. The total drilling depth for our Kansas project wells in Coal Creek is approximately 1,700 ft, while in Missouri that depth shallow to about 700 ft.

Kansas Geologic Society (KGS) joined us in our scientific effort designed to assess the gas reserves from our CBM exploratory/test wells in the Coal Creek Project. KGS took samples from coal beds found in our Coffey County wells. Their laboratory test results yielded similar gas content values to those obtained by our geologist, Mr. William Stoeckinger, that were derived from sampling of some of our other exploratory/test wells. We view these independent gas content values quite favorably since they indicate quantitative similarities to the CBM producing coal beds found in our Petrol-Neodesha Project just south of the Coal Creek Project.

Based on our first series of exploratory/test wells and current bid pricing we anticipate that each well in our Coal Creek Project will cost approximately $180,000, which includes locating, drilling, testing, hydraulically fracturing and connecting to the gas gathering pipeline. Operational costs are expected to be about $1,150 per month per well to pay for electricity, pulling and repairs, pumping, general maintenance and other miscellaneous charges. In support of these operations we have working agreements with local third parties to monitor and maintain our wells and perform drilling and work-over activities

Our Reserve Report dated December 31, 2005 indicates Petrol has significant proven undeveloped gas reserves on its leases in the Coal Creek Project to warrant development. After receiving the $10,000,000 installment from Laurus Master Funds in November 2005 we immediately began the development of the Coal Creek Project with the intent of producing those reserves, increasing revenues and enhancing the Net Asset Value of that Project area.

Presently the Coal Creek project has 43 production wells and 3 SWD wells with 24 of those production wells and 2 SWD wells located in the Burlington area and 19 of those production wells and 1 SWD well located in the Waverly area. Each area has it’s own gas gathering pipelines, water disposal lines, compressors and gas processing equipment to make connections with the Enbridge interstate pipeline.

The current phase of development in Coal Creek includes drilling and completing 12 new CBM production wells and 2 additional SWD well. The location of these new production wells is designed to support de-watering in the immediate area around the original Phase I production wells. Drilling intents have been filed and drilling is currently underway.

Petrol-Neodesha

Our Petrol-Neodesha project has room for another 50 to 100 wells to fully develop this existing 10,000 gross leased mineral acreage. In 2005, we finalized enhancing the production capacity of our gas gathering system which included the addition of several new booster pumps and miles of larger diameter trunk lines that will accommodate production form all our new wells. Since January 1, 2006, Petrol has completed six new multi-zone production wells on its Petrol-Neodesha properties, with a 100% success rate. We drilled an additional five more successful multi-zone wells that are awaiting completion during the first half of 2006. Petrol plans to drill and complete approximately 14 additional Neodesha wells during the balance of 2006, for a total of approximately 25 new wells in the project for the full year. All these new wells will be completed and connected to the newly enhanced gas gathering pipeline system.

The next phases of our Neodesha development plan involves implementing a program employing advanced stimulation methodologies and re-completion techniques. The program is designed to improve our overall understanding of the effectiveness of multi-zone stimulations and their ability to enhance production and reduce stimulation costs. Petrol is actively involved in executing the data acquisition portion of this plan.

We intend to continue seeking acquisition opportunities which compliment our current production area. Based on our current field production levels, we plan to aggressively develop Petrol-Neodesha

Operations

In general our field development plans and strategy are employed over all its projects and includes several assessment stages. Each new well is drilled through all possible CBM reservoirs and individually evaluated. Upon a favorable evaluation of its overall production capacity the well will be fully completed and connected to our local gas gathering and water disposal pipelines, during which an assessment will be made with regard to its de-water process and gas production.

When we identify a proposed drilling site, we as a licensed operator in the State of Kansas and Missouri, are engaged in all aspects of well site operations. As the operator we are responsible for permitting the well, which includes obtaining permission from the Kansas Oil and Gas Commission or Missouri relative to spacing requirements and any other county, state and federal environmental clearances required at the time that the permitting process commences. Additionally, we formulate and deliver to all interest owners an operating agreement establishing each participant’s rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator are responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. We are responsible for completing each successful well and connecting it to the most appropriate portion of our gas gathering system.

As the operator we are the caretaker of the well once production has commenced. As the operator, we are responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Once the production is sold, we anticipate that the purchaser thereof carries out its own research with respect to ownership of that production and sends out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser issues the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator are responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as we have been replaced or the site appropriately abandoned.

Along with the drilling and completion of our CBM production wells our subsidiary pipeline companies formulate, design and install a gas gathering and compression system to transport the gas from wellhead to the high pressure interstate pipeline tap and sales market. Our experience in Petrol-Neodesha is being brought to bear on our new development area in Coal Creek and eventually to Missouri. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, Enbridge and Kinder Morgan. We have initiated contact with these companies to ascertain the specific locations of their pipelines, their requirements to transport gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. We currently have agreements with Southern Star in our Petrol-Neodesha Project and Enbridge in our Coal Creek Project

We continue to update the costs of transporting our gas products from the producing wells to the nearest appropriate interstate pipeline. The cost of installing a distribution infrastructure or local gathering system varies depending upon the distance the gas must travel from wellhead to the compressor station and high pressure pipeline tap, and whether the gas must be treated to meet the purchasing company’s quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, at present we estimate the total cost of installing a distribution infrastructure for a group of about 50-75 producing wells to be approximately $6,500-7,500 each plus a one-time expense of $5,000 per well to tap into the high pressure interstate pipeline and support a compressor and monitoring system.

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

The timing of most of our capital expenditures is discretionary. Currently there are no material long-term commitments associated with any capital expenditure plans or that are currently in the investigative planning stage. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors.

Significant changes in the number of employees.

We currently have eight full time employees and one part time employee as well as twelve contract personnel that support and operate our field operations. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into employment agreements with Paul Branagan and Gary Bridwell. We do not anticipate a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Critical Accounting Policies and Estimates

Our accounting estimates includes bad debts on our receivables, amount of depletion of our oil and gas properties subject to amortization, the asset retirement obligation and the value of the options and warrants that we issue. Our receivables have been fully collectible since inception and we only have sales to a small base of customers. We believe that all of our receivables are collectible. The depletion of our oil and gas properties is based in part on the evaluation of our reserves and an estimate of our reserves. We obtain an evaluation of the proved reserves from a professional engineering company and on a quarterly basis we review the estimates and determine if any adjustments are needed. If the actual reserves are less than the estimated reserves we would not fully deplete our costs. The asset retirement obligation relates to the plug and abandonment costs when our wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for Petrol. If costs rise more than what we have expected there could be additional charges in the future however we monitor the costs of the abandoned wells and we will adjust this liability if necessary. The value we assign to the options and warrants that we issue is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options and warrants we determine the volatility of our stock. We believe our estimate of volatility is reasonable and we review the assumptions used to determine this whenever we have an equity instrument that needs a fair market value. Although the offset to the valuation is in paid in capital were we to have an incorrect material volatility assumption our expenses would be understated. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of approximately $40.73 per barrel to a high of approximately $64.00 per barrel during 2005 and as high as $77.00 per barrel during the six months ended June 30, 2006. Gas price realizations ranged from a monthly low of approximately $5.02 per Mcf to a monthly high of approximately $14.03 per Mcf during the same period.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Branagan, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 28, 2004, we entered into an $8,000,000 credit facility with Laurus Master Fund, Ltd. pursuant to a secured convertible term note and related agreements. On October 31, 2005, we entered into a credit facility with Laurus Master Fund, Ltd., pursuant to a secured note and related agreements whereby we received an initial $10,000,000. On March 31, 2006, we entered into agreements with Laurus Master Fund, Ltd. to draw down an additional $5,000,000 under the credit facility provided by Laurus on October 1, 2005. On May 31, 2006, we entered into agreements with Laurus Master Fund, Ltd. to draw down an additional $10,000,000 under the credit facility provided by Laurus on October 1, 2005. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

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

Pursuant to the terms of certain agreements, we are subject to a condition subsequent to obtain an effective registration statement and maintain such registration, permitting the resale of common stock issued upon the exercise of the conversion rights of the purchaser and the exercise of the warrants by the purchaser on or before one hundred days. Although we believe that we will meet the deadline for obtaining effective registration statements and the post effective amendments as required, there can be no assurance that such a statement will be declared effective within the time required. Failure to satisfy this condition subsequent would constitute a default. In connection with the transaction, we have granted to Laurus Funds a security interest in the assets purchased.

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

Laurus has no obligation to cause us to issue common stock if the market price is less than the applicable conversion price ($1.50). In some of the days of the second and most of the third quarter our stock price was lower than the conversion discounted price granted to Laurus. Laurus has no obligation to convert the securities or to accept common stock as payment for interest if the market price of the securities for five trading days prior to a conversion date is less than 115% the conversion price. The amount of common stock that may be issued to Laurus is subject to certain limitations based on price, volume and/or the inventory of our common stock held by Laurus.

Risks Associated with Oil and Gas Operations

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

Risks Associated with Our Business

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2006, Laurus Master Fund, Ltd. converted $228,382.28 of principal into 152,255 shares of our common stock and $49,771.35 of interest into 33,181 shares of our common stock under the Convertible Term Note dated October 24, 2004. The shares were issued on April 4, 2006. The shares issued for the conversion of principal were previously registered under our SB-2 declared effective on June 30, 2005. The shares issued for the conversion of accrued interest were shares of our restricted common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. Laurus Funds is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. Laurus was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that Laurus immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Laurus had the opportunity to speak with our management on several occasions prior to its investment decision.

On April 13, 2006, we issued 11,512 shares of our restricted common stock to Edward Birk in exchange for 10% discount on the cost of certain invoices. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 27, 2006, Paolo Simoni exercised 105,000 warrants at a price of $0.875 per share. The 105,000 shares were issued on April 28, 2006 and were previously registered in our registration statement declared effective on August 25, 2005.

On May 9, 2006, we issued a total of 368,861 shares of our restricted common stock to the members of Petrol-Bluemound LLC in exchange for their respective membership interests pursuant to agreements entered into in February and March of 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Pursuant to the Laurus Funds transaction entered into on May 31, 2006, we executed a $10,000,000 secured term note and granted Laurus Funds a warrant to purchase 400,000 shares of its common stock at $1.65 per share. The Warrant is exercisable at any time or from time to time before 5:00 p.m., New York time, through the close of business May 31, 2011. The Company believes that the issuance and sale of the Warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The warrant was issued directly by the Company and did not involve a public offering or general solicitation. Laurus Funds is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. Laurus Funds was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that Laurus Funds, immediately prior to issuing the warrants, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Laurus Funds had the opportunity to speak with the Company’s management on several occasions prior to its investment decision.

On June 27, 2006, we issued 15,190 shares of our restricted common stock to ECON Investor Relations, Inc., pursuant to its consulting agreement dated June 15, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

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
3ii	Bylaws for Euro Technology Outfitters (Incorporated by reference to Exhibit (3)(ii) to Form SB-2 filed on January 22, 2003)
10.1	Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated December 20, 2002 (Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 22, 2003)
10.2	Service and Water Disposal Agreement dated November 15, 2002 (Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 22, 2003)
10.3	Employment agreement with Paul Branagan dated December 19, 2002 (Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 22, 2003)
10.4	Geologist/Technical Advisor Consulting Agreement with William Stoeckinger dated December 19, 2002 (Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 22, 2003)
10.5	Land Services Consulting Agreement with Russell Frierson dated December 27, 2002 (Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 22, 2003)
10.6	Land Services Consulting Agreement with Lawrence Kehoe dated December 27, 2002 (Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 22, 2003)
10.7	Land Services Consulting Agreement with Cody Felton dated December 27, 2002 (Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 22, 2003)
10.8	Waverly Kansas Office Lease dated January 21, 2003 (Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 22, 2003)
10.9	2002 Master Stock Option Plan (Incorporated by reference to Exhibit 10.9 to Form SB-2 filed January 22, 2003)

10.10	Term Sheet of Compensation for Enutroff, dated 7/01/03 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on September 30, 2003)
10.11	Consultant Agreement of CSC Group LLC (Incorporated by reference to Exhibit 10.10 to Form 10-KSB filed on April 15, 2004)
10.12	Employment Agreement of David Polay (Incorporated by reference to Exhibit 10.11 to Form 10-KSB filed on April 15, 2004)
10.13	Addendum to Employment Agreement of Paul Branagan (Incorporated by reference to Exhibit 10.12 to Form 10-KSB filed on April 15, 2004)
10.14	Employment Agreement of Gary Bridwell (Incorporated by reference to Exhibit 10.13 to Form 10-KSB filed on April 15, 2004)
10.15	Letter Agreement with William D. Burke (Incorporated by reference to Exhibit 10.14 to Form 10-KSB filed on April 15, 2004)
10.16	Purchase and Sale Agreement with CBM Energy Inc. (Incorporated by reference to Exhibit 10.15 to Form 10-KSB filed on April 15, 2004)
10.17	Research Agreement with Joseph E. Blankenship (Incorporated by reference to Exhibit 10.16 to Form 10-KSB filed on April 15, 2004)
10.18	Research Agreement Scope of Work and Compensation (Incorporated by reference to Exhibit 10.17 to Form 10-KSB filed on April 15, 2004)
10.19	Business Partnership Term Sheet with John Haas, Mark Haas, and W.B. Mitchell (Incorporated by reference to Exhibit 10.18 to Form 10-KSB filed on April 15, 2004)
10.20	Addendum #2 Employment Agreement of Paul Branagan (Incorporated by reference to Exhibit 10.6 to Form 10-QSB filed on May 17, 2004)
10.21	Securities Purchase Agreement for Laurus (Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on February 7, 2005)
10.22	Registration Rights Agreement for Laurus (Incorporated by reference to Exhibit 10.22 to Form SB-2 filed on February 7, 2005)
10.23	Subscription and Registration Rights Agreement for Unit Offering (Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on February 7, 2005)
10.24	Warrant Agreement for Unit Offering (Incorporated by reference to Exhibit 10.24 to Form SB-2 filed on February 7, 2005)
10.25	Amendment No. 1 to the Secured Convertible Term Note & Registration Rights Agreement with Laurus, dtd 1/28/05 (Incorporated by reference to Exhibit 10.25 to Form SB-2 filed on February 7, 2005)
10.26	Common Stock Purchase Warrant of Laurus, dated 01/28/05 (Incorporated by reference to Exhibit 10.26 to Form SB-2 filed on February 7, 2005)
10.27	Letter Amendment Agreement with Laurus, dated 04/28/05 (Incorporated by reference to Exhibit 10.27 to Form SB-2 filed on May 12, 2005)
10.28	Consulting Agreement with CEOcast, dated 08/7/04 (Incorporated by reference to Exhibit 10.28 to Form SB-2 filed on May 12, 2005)
10.29	Amendment No. 1 to October 2004 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.29 to Form SB-2 filed on December 1, 2005)
10.30	Securities Purchase Agreement dated October 31, 2005 (Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on December 1, 2005)
10.31	Secured Term Note dated October 31, 2005 (Incorporated by reference to Exhibit 10.31 to Form SB-2 filed on December 1, 2005)
10.32	Common Stock Purchase Warrant dated October 31, 2005 (Incorporated by reference to Exhibit 10.32 to Form SB-2 filed on December 1, 2005)
10.33	Registration Rights Agreement dated October 31, 2005 (Incorporated by reference to Exhibit 10.33 to Form SB-2 filed on December 1, 2005)
10.34	Amended and Restated Mortgage (Incorporated by reference to Exhibit 10.34 to Form SB-2 filed on December 1, 2005)

21	List of Subsidiaries of Petrol Oil and Gas, Inc. (Incorporated by reference to Exhibit 21 to Form 10-KSB filed on March 31, 2006)
31*	Certification of Paul Branagan pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Certification of Paul Branagan pursuant to Section 906 of the Sarbanes-Oxley Act.
99	Audit Committee Charter (Incorporated by reference to Exhibit 99 to Form 10-KSB filed on March 31, 2006)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.

(Registrant)

By: /s/ Paul Branagan

Paul Branagan, Chief Executive Officer
(On behalf of the registrant and as
principal accounting officer)

Date:     August 7, 2006