Form 10-Q
period 2006-09-30
PETROL OIL & GAS INC
filed 2006-11-09
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 26, 2006 was 29,034,597 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	Unaudited	Audited
Assets
Current assets:
Cash	$8,090,149	$8,435,203
Accounts receivable	1,009,608	613,814
Prepaid expenses	28,040	-
Total current assets	9,127,797	9,049,017

Fixed assets, net	4,198,636	2,444,903

Other assets:
Oil and gas properties using full cost accounting
Properties not subject to amortization	1,280,421	954,002
Properties subject to amortization	22,199,090	13,662,783
Capitalized loan costs, net	808,616	816,329
Deposits	1,932	-
Derivative asset	353,199	-
Total other assets	24,643,258	15,433,114

	$37,969,691	$26,927,034

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	272,219	1,374,938
Accrued liabilities	322,242	151,168
Short-term derivative liability	-	1,183,685
Current portion of long-term debt	11,671,451	2,101,111
Total current liabilities	12,265,912	4,810,902

Asset retirement obligation	858,797	749,618
Long-term derivative liability	-	512,931
Long-term debt, less current portion	16,021,723	12,375,007
	16,880,520	13,637,556

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
29,024,470 and 26,890,083 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	29,024	28,890
Shares purchased for services not issued, zero and 740,000 at
September 30, 2006 and December 31, 2005, respectively	-	740
Unamortized shares, warrants and options issued for services	(1,626,110)	(2,380,365)
Prepaid share-based compensation	(68,000)	-
Subscription receivable	-	(75,000)
Additional paid in capital	28,492,551	25,534,113
Other comprehensive income (loss)	353,199	(1,696,616)
Accumulated (deficit)	(18,357,405)	(12,931,186)
	8,823,259	8,478,576

	$37,969,691	$26,927,034

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Oil and gas activities	$1,947,729	$1,493,770	$4,988,661	$4,489,872

Expenses:
Direct costs	556,365	941,418	1,711,719	2,653,270
Pipeline costs	267,809	-	651,731	-
General and administrative	398,373	795,764	1,769,788	1,416,115
Professional and consulting fees	207,251	253,247	1,480,137	1,807,881
Depreciation, depletion and amortization	1,005,939	314,899	1,939,619	897,003
Total expenses	2,435,737	2,305,328	7,552,994	6,774,269

Net operating (loss)	(488,008)	(811,558)	(2,564,333)	(2,284,397)

Other (expense):
Interest expense	(1,003,794)	(405,826)	(2,861,886)	(1,235,349)

Net (loss)	$(1,491,802)	$(1,217,384)	$(5,426,219)	$(3,519,746)

Weighted average number of common
shares outstanding-basic and fully diluted	29,010,350	25,656,528	28,665,768	25,196,538

Net (loss) per share-basic and fully diluted	$(0.05)	$(0.05)	$(0.19)	$(0.14)

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net (loss)	$(5,426,219)	$(3,519,746)
Depreciation, depletion and amortization	1,939,619	897,003
Warrant accretion	938,294	745,026
Accretion of asset retirement obligation	52,779	37,194
Shares issued for interest	203,299	412,797
Shares, warrants and options issued for services	1,024,047	1,299,048
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts receivable	(395,794)	(660,955)
Prepaid and other assets	(29,972)	(10,628)
Investments	-	15,778
Accounts payable	(1,102,719)	(274,510)
Accrued liabilities	280,253	587,647
Accrued liabilities – related party	-	(270,000)
Net cash used in operating activities	(2,516,413)	(741,346)

Cash flows from investing activities
Purchase of fixed assets	(1,932,542)	(130,059)
Additions to oil and gas properties	(9,599,771)	(1,199,229)
Purchase of oil and gas leases	(326,209)	-
Release of restricted cash	-	852,346
Net cash used in investing activities	(11,858,522)	(476,942)

Cash flows from financing activities
Proceeds from loans payable	15,000,000	-
Payments on loans payable	(1,211,994)	(462,952)
Proceeds from exercising of warrants	241,875	300,100
Net cash provided (used) in financing activities	14,029,881	(162,852)

Net (decrease) in cash	(345,054)	(1,381,140)
Cash – beginning	8,435,203	1,792,885
Cash – ending	$8,090,149	$411,745

Supplemental disclosures:
Interest paid	$1,624,754	$65,710
Income taxes paid	$-	$-

Non-cash transactions:
Stock issued for oil and gas properties	$615,998	$-
Unamortized shares, warrants and options issued for services	68,000	40,200
Shares issued for debt conversion	963,301	297,833
Shares, warrants and options issued for services	1,024,047	1,189,490
Asset retirement obligation	54,600	206,500

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

On February 8, 2006, the Company issued 546,342 shares of its common stock as previously authorized for the purchase of working interests in producing wells.

On February 8, 2006, the Company issued 57,595 previously authorized shares of its common stock.

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

On September 26, 2006, the Company issued 60,000 shares of its common stock pursuant to its one year agreement for investor relations services. The Company recorded consulting expense in the amount of $13,600 and prepaid share-based compensation of $68,000, the fair value of the underlying shares.

Warrants and options

On January 1, 2006, the Company entered into a one year agreement with R. J. Falkner whereby the Company granted Mr. Falkner 110,000 options at a strike price of $1.76 exercisable for a period of thirty-six months. The value of the option was $104,004 and was recorded as unamortized cost of stock, warrants and options issued for services and will be amortized over the twelve-month term of the agreement. As of September 30, 2006, the Company expensed $78,003 as consulting fees.

On February 22, 2006, the Company issued 100,000 shares of its common stock for the exercise of warrants in exchange for cash totaling $150,000.

On April 1, 2006, the Company granted Laurus Master Fund 200,000 warrants at a strike price of $1.80 per share for a five-year period in connection with the new note. The value of the warrants was $265,015. The value will be accreted to interest expense over the estimated term of the loan.

On April 28, 2006, the Company issued 105,000 shares of its common stock for the exercise of warrants in exchange for cash totaling $91,875.

On May 31, 2006, the Company granted Laurus Master Fund 400,000 warrants at a strike price of $1.65 per share for a five-year period in connection with the new note. The value of the warrants was $396,763. The value will be accreted to interest expense over the estimated term of the loan.

On September 15, 2006, the Company granted CSC Group 25,000 options at a strike price of $1.75 exercisable for a period of five years. The value of the option was $10,338 and was recorded as consulting expense.

A summary of stock options and warrants is as follows:

	Options		Warrants
Outstanding 12/31/05	2,775,000	$1.68	18,491,666	$1.78
Granted	135,000	1.76	600,000	1.70
Cancelled	-	-	3,950,000	1.47
Exercised	-	-	205,000	1.18
Outstanding 09/30/06	2,910,000	$1.68	14,936,666	$1.44

Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

Petrol Oil and Gas, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006
Asset retirement obligation, 1/1/06	$ 749,618
Liabilities incurred	56,400
Liabilities settled	--
Accretion of expense	52,779
Asset retirement obligations, 9-30-06	$ 858,797

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

On May 31, 2006, Petrol Oil and Gas, Inc. (“the Company”) entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus Funds”) to draw down an additional $10,000,000 under the credit facility provided by Laurus Funds in October 2005. Under the terms of the Laurus Funds agreements the Company issued a Secured Term Note (the “Note”) in the aggregate principal amount of $10 million and a five-year warrant (the “Warrant”) to purchase 400,000 shares of the Company’s common stock at $1.65 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, the Company amended and restated its previous $10 million Secured Term Note dated October 31, 2005 with Laurus Funds. The proceeds will be utilized by the Company for drilling activities on the Company’s Coal Creek Project.

Long-term debt consists of the following:

September 30, 2006
Total notes payable	$ 29,114,302
Less unamortized cost of warrants	(1,434,455)

27,679,847
Less current portion	(11,671,451)
Total long-term debt	$ 16,008,396

During the nine months ended September 30, 2006, the accretion of the warrants that was included in interest expense totaled $355,134.

Note 5 - Fixed Price Sales Contracts

We have entered into various contracts with our customers to sell gas and oil at a fixed price. At September 30, 2006, we had contracts covering approximately 60,000 mmbtu per month for the period of July l 2006 to March

Petrol Oil and Gas, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2007 at an average price of $8.73 per mmbtu. We also had contracts for oil production for July, 2006 covering 660 barrels per month at an average price of $55.80. The contract terminated effective August 1, 2006.

Note 6 - Subsequent Events

On October 9, 2006, the Company entered into a “Fixed Price Contract” to sell 1,000.0 DTH per day of its natural gas productions at a fixed price of $7.32 per DTH. The contract period begins April 1, 2007 and expires on March 31, 2008.

On October 26, 2006, the Company issued 10,127 shares of its par value common stock as payment for investor relation services. The fair value of the services is $24,000.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	hedging risks;
o	inability to achieve future sales levels or other operating results;
o	fluctuations of oil and gas prices;
o	the unavailability of funds for capital expenditures; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Part II, Item 1A. Risk Factors, in this document.

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

We have consolidated a strong lease position in CBM that contains quality proven gas reserves, some of which are adjacent to interstate pipeline systems which provide ready access to sales markets for our produced gas. During 2005 our focus turned to developing and producing those leases so as to realize the value held within their reserves. With 165,000 gross leased acres (132,000 net acres) the task of developing the properties with wells on 160 acre spacing will involve in excess of 1,000 wells. Petrol holds a 100 % working interest and an average 80% net revenue interest in these leases. In order to develop this large resource base we have segregated our leases into five separate Projects which include:

1.	Coal Creek Project - current development of about 92,000 gross acres (73,000 net acres) with 49 production wells, 5 salt water disposal wells and gas gathering infrastructure.
2.	Petrol-Neodesha Project - 10,000 gross acre (8,000 net acres) with 101 wells producing approximately 2.86 Million cubic feet of gas a day (MMcfd)
3.	Pomona Project – 35,000 gross acres (28,000 net acres) with 17 shut in production wells, 1 salt water disposal well and some gas gathering infrastructure.
4.	Missouri Project – 18,000 gross acres (12,000 net acres) with 5 test/evaluation wells.
5.	Oil Field Projects – 10,000 gross acres.

Coal Creek Project

The Coal Creek Project, centered in Coffey County, Kansas, includes leases covering about 92,000 gross acres. In October 2005 we finalized an agreement and other documents whereby Laurus Master Funds, Ltd. would provide a debt facility of up to $50,000,000 with the first $10,000,000 received in November 2005. In March 2006 we received the second installment of $5,000,000 and in May of 2006 we received the third installment of $10,000,000.

The Coal Creek development plan is based upon drilling and completing some 540 wells over a two to three year period along with three gas gathering pipelines and gas processing systems over a two to three year period. To better manage the development of this large acreage position and take advantage of the three interstate pipeline that cross our leases we divided the project into three fully self contained areas:

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

As part of the next phase of development in Coal Creek 6 CBM production wells and 2 SWD wells were emplaced. The location of these new production wells was designed to support de-watering in the immediate area around the original Phase I production wells and to provide technical insight into the de-watering process.

On September 28, 2006, we announced that we received approval from the Kansas Corporation Commission to operate two new salt water disposal wells on our Coal Creek Project.

Petrol-Neodesha Project

Our gas producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the total 165,000 gross leased acres. These properties are in active production with 104 CBM wells. On average 97 of those CBM producing wells produce approximately 2.86 MMcfd. Studies to drill additional wells, improve existing wells and enhance the gas gathering system have been refined into an advanced development plan and execution of the plan is in process. This plan was designed to serve as the blueprint to enhance the Net Asset Value of these properties, increase production revenue and provide knowledge for development of remaining leases in this and our other Project areas. These Petrol-Neodesha properties have provided us with a revenue stream and certain value in proven producing reserves.

In the spring and summer of 2005 we implemented Phase I of our Neodesha development plan that involved expanding the production capacity of our existing gas gathering pipeline system and drilling several new production wells. Pipeline enhancements included adding approximately 3.5 miles of high capacity gas gathering pipeline and strategically incorporating 2 new booster stations to reduce pipeline pressure as well as to provide a higher level of compressor redundancy. In addition, the reduced pipeline pressure was designed to increase production from existing production wells and in fact overall field production was found to increase by about 425 Mcfd. Furthermore, the capacity of the main pipeline gathering lines was doubled and will serve to accommodate production from 50 to 100 new development wells. We also incorporated a new gas processing unit into our Neodesha pipeline system to support growing gas sales and enhance gas quality.

The second element of the Phase I development plan involved drilling a series of new multi-zone CBM production wells. Since January 1, 2006, Petrol has completed six new multi-zone production wells on its Petrol-Neodesha (“Neodesha”) properties, with a 100% success rate. Currently these six new wells are producing approximately 240 thousand cubic feet of gas per day (Mcfd). Overall Petrol-Neodesha production has increased from 2,598 Mcfd on January 1, 2006 to a current rate of 2,860 Mcfd. We drilled an additional five more successful multi-zone wells that are awaiting completion. Drill stem tests on these five wells ranged from a low of 40 Mcfd to a high of 415 Mcfd. Petrol plans to drill and complete additional Neodesha wells during the balance of 2006. All the new wells will be completed and connected to the newly enhanced gas gathering pipeline system.

The current phase of our Neodesha development plans involves implementing a program employing advanced stimulation methodologies and re-completion techniques. The program is designed to improve our overall understanding of the effectiveness of multi-zone stimulations and their ability to enhance production and reduce stimulation costs. Petrol is actively involved in executing the data acquisition portion of this plan. Petrol has employed outside consultants with expertise in fracture stimulation of un-conventional reservoirs such as CBM to support our efforts in this technical program.

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

Results of Operations for the Three Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at September 30, 2006 compared to September 30, 2005.

INCOME:

	Three Months Ended September 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Revenues	$ 1,947,729	$ 1,493,770	453,959	30%

Revenues

Revenues for the three months ended September 30, 2006 were $1,947,729 compared to revenues of $1,493,770 in the three months ended September 30, 2005. This resulted in an increase of $453,959 or 30%, from the same period one year ago. The increase in revenues is a result of higher hedged prices of our gas and higher gas prices in general.

EXPENSES:

	Three Months Ended September 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Direct Costs	$ 556,365	$ 941,418	$ (385,053)	(41%)
Pipeline costs	267,809	-	267,809	-
General and administrative	398,373	795,764	(397,391)	(50%)
Professional and consulting Fees	207,251	253,247	(45,996)	(18%)
Depreciation, depletion and amortization	1,005,939	314,899	691,040	219%
Total expenses	2,435,737	2,305,328	130,409	6%

Net operating (loss)	(488,008)	(811,558)	(323,550)	(40%)

Other income (expense):
Interest expense	(1,003,794)	(405,826)	597,968	147%

Net loss	$ (1,491,802)	$ (1,217,384)	$ 274,418	23%

Direct Costs

Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct cost for the three months ended September 30, 2006 was $556,365, a decrease of $385,053, or 41%, from $941,418 for the three months ended September 30, 2005. The decrease over the prior period is directly attributable to our reduction in costs related to work-overs, repairs and modification to the Neodesha wells and pipeline system that we had previously experienced during the same period in the previous year. We do not anticipate maintenance and work-over costs to that extent in the future and our current direct operating costs are more indicative of our overall production costs.

Pipeline Costs

Pipeline costs were $267,809 for the three months ended September 30, 2006. We did not incur pipeline costs for the three months ended September 30, 2005.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 were $398,373, a decrease of $397,391, or 50%, from $795,764 for the three months ended September 30, 2005. The decrease in general and administrative expenses is attributable to streamlining and reduction of expenses.

Professional and Consulting Fees

Professional and consulting fees for the three months ended September 30, 2006 was $207,251, a decrease of $45,996, or 18%, from $253,247 for the three months ended September 30, 2005. The decrease in professional and consulting fees in the current period was a result of decreased investor relations fees.

Depreciation, Depletion, and Amortization Expense

Depreciation, depletion, and amortization expense for the three months ended September 30, 2006 was $1,005,939, an increase of $691,040, or 219%, from $314,899 for the three months ended September 30, 2005. The increase in depreciation, depletion and amortization expense was a result of increased depletion on each unit of production due to our increase in capital expenditures and a slight decline in reserves.

Net Operating (Loss)

The net operating loss for the three months ended September 30, 2006 was $488,008, versus a net operating loss of $811,558 for the three months ended September 30, 2005, a change in net loss of $323,550 or 40%. The decrease in net operating loss for the third quarter of 2006 was due to our overall decrease in lifting and operating costs associated with our production.

  Other Income (Expense)

Interest expense

Interest expense for the three months ended September 30, 2006 was $1,003,794, an increase of $597,968, or 147%, from $405,826 for the three months ended September 30, 2005. The increase in interest expense is the result of the increased amount of debt financing received from Laurus Funds, including $355,135 attributable to the accretion of warrants issued to Laurus.

Net Loss

Our net loss for the three months ended September 30, 2006 was $1,491,802, an increase of $274,418, or 23%, from $1,217,384 for the three months ended September 30, 2005. The increase in net loss is the net result of increased interest expense and operating expense partially offset by increased revenues.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at September 30, 2006 compared to September 30, 2005.

INCOME:

	Nine Months Ended September 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Revenues	$ 4,988,661	$ 4,489,872	$ 498,789	11%

Revenues

Revenues for the nine months ended September 30, 2006 were $4,988,661 compared to revenues of $4,489,872 in the nine months ended September 30, 2005. This resulted in an increase of $498,789 or 11%, from the same period one year ago. The increase in revenues is a result of production from the Neodesha area.

EXPENSES:

	Nine Months Ended September 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Direct costs	$1,711,719	$ 2,653,270	$(941,551)	(35%)
Pipeline costs	651,731	-	651,731	-
General and administrative	1,769,788	1,416,115	353,673	25%
Professional and consulting Fees	1,480,137	1,807,881	(327,744)	(18)%
Depreciation, depletion and Amortization	1,939,619	897,003	1,042,616	116%
Total expenses	7,552,994	6,774,269	778,725	11%

Net operating (loss)	(2,564,333)	(2,284,397)	279,936	12%

Other income (expense):
Interest expense	(2,861,886)	(1,235,349)	1,626,537	132%

Net (loss)	$(5,426,219)	$(3,519,746)	$ 1,906,473	54%

Direct Costs

Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct cost for the nine months ended September 30, 2006 was $1,711,719, a decrease of $941,551, or 35%, from $2,653,270 for the nine months ended September 30, 2005. The decrease in direct costs is directly attributable to a reduction in costs related to work-overs, repairs and modification to the Neodesha wells and pipeline system that we had previously experienced during the previous year. We do not anticipate maintenance and work-over costs to that extent in the future and our current direct operating costs are more indicative of our overall production costs.

Pipeline Costs

Pipeline costs were $651,731 for the nine months ended September 30, 2006. We did not incur pipeline costs for the nine months ended September 30, 2005.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2006 was $1,769,788, an increase of $353,673, or 25%, from $1,416,115 for the nine months ended September 30, 2005. The increase in general and administrative expenses is attributable to expenses associated with additional staff and expenses related thereto as the result of our growth in operations, especially the extensive development of our new Coal Creek project areas. Additionally, we experienced non re-occurring marketing expenses with the opening of our Coal Creek pipeline.

Professional and Consulting Fees

Professional and consulting fees for the nine months ended September 30, 2006 was $1,480,137, a decrease of $327,744, or 18%, from $1,807,881 for the nine months ended September 30, 2005. The decrease in professional and consulting fees, in the current period was a result of decreased legal and consulting fees previously incurred as a result of the requirements of our loan agreement with Laurus Master Fund.

Depreciation, Depletion, and Amortization Expense

Depreciation, depletion, and amortization expense for the nine months ended September 30, 2006 was $1,939,619, an increase of $1,042,616, or 116%, from $897,003 for the nine months ended September 30, 2005. The increase in depreciation, depletion and amortization expense was a result of an increase in depletion. As our production has increased, our remaining reserves have declined slightly, our depletion per unit of production has increased as expected.

Net Operating (Loss)

The net operating loss for the nine months ended September 30, 2006 was $2,564,333, versus a net operating loss of $2,284,397 for the nine months ended September 30, 2005, an increase in net loss of $279,936 or 12%. The increase in net operating loss for the nine months of 2006 was the result of increases in expenses partially offset by increase in revenue.

Other Income (Expense)

Interest Expense

Interest Expense for the nine months ended September 30, 2006 was $2,861,886, an increase of $1,626,537, or 132%, from $1,235,349 for the nine months ended September 30, 2005. The increase in interest expense is the result of our increased debt financing activities with Laurus Funds, including $938,291 attributable to the accretion of warrants issued to Laurus.

Net Loss

Our net loss for the nine months ended September 30, 2006 was $5,426,219, an increase of $1,906,473, or 54%, from $3,519,746 for the nine months ended September 30, 2005. The increase in net loss is primarily the result of increased interest expense associated with the new Laurus financing agreements for the development of infrastructure associated with our Coal Creek project.

Analysis and Discussion of Cash Flow

In the nine months ended September 30, 2006 our cash position decreased by $345,054. Our operating activities utilized $2,516,413 of cash mainly from operating expenses we incurred. We also used $11,858,522 of our cash for the capitalized costs of the pipeline, the capitalized cost of drilling more wells and for the acquisition and renewal of oil and gas leases. We repaid $1,211,994 on our notes.

Operation Plan

During the remainder of this year and into 2007 we plan to continue to focus our efforts on increasing production, and enhancing our Net Asset Value. We expect to achieve this through the:

•	aggressive development of our 92,000 gross acre Coal Creek Project,
•	the sustained development and production of CBM and other natural gases on our existing properties at the Petrol-Neodesha Project,
•	pursuing strategic acquisitions of producing properties; and
•	creating value by furthering our business plan.

Coal Creek Project

Petrol began implementing its full field development program on the Coal Creek Project in November 2005 with the first $10,000,000 draw down from our $50,000,000 financing arrangement with Laurus Master Funds.

The net proceeds derived from the first Laurus Master Funds Financing transaction were used in the development of two areas within the Coal Creek project, specifically the Burlington area and the Waverly area. This first round of additional financing allowed us to emplace 43 production wells, 3 salt water disposal wells and install miles of gas gathering pipelines, salt water disposal lines, complex compressor stations and processing systems within those production areas.

Petrol received an additional $15,000,000 from its Laurus Credit facility during the spring of 2006. A portion of these additional funds were used to finalize the completion of some of the original Phase I wells, drilled 6 new CBM wells and 2 new salt water disposal wells, and continuing the integration of the gas gathering and water disposal system pipelines. In addition to the drilling process Petrol undertook a comprehensive testing program to identify, quantify and rank the most productive water producing intervals. The Coal Creek Project includes 49 producing wells and 5 salt water disposal wells. Currently, 46 of the 49 producing wells are connected to the gas gathering system while 3 are waiting to be fracture stimulated. The 5 salt water disposal wells are all active with the last 2 being approved by the Kansas Corporation Commission for injection the last week of September 2006.

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

Petrol-Neodesha Project

Petrol-Neodesha and our oil properties currently provide ongoing revenue and cash from sales of oil and gas. As we expand development and operational activities, we will weigh the pace of further drilling and development against the availability of internal and external funding. Currently, we have been drilling about 2 wells on average per month. Given appropriate economics we plan to continue with that development rate.

With the enhancements to gas gathering pipeline systems that Petrol finalized late spring and early summer of 2005 we now have additional pipeline capacity to fully develop this 10,000 gross acre property. During 2006 we have added a total of 15 new production wells to the 14 new production wells we drilled and completed in 2005. All 29 new production wells were 100% successes.

During the second and third quarters of 2006 we initiated a technical program designed to improve our overall understanding of the effectiveness of multi-zone stimulations and their ability to enhance production and reduce stimulation costs. Our expectations are to implement this program throughout the year employing advanced stimulation methodologies and re-completion techniques. Real time data acquisition and state-of-the-art fracture modeling were employed on several of our multi-stage fracture stimulations. The information derived during these tests provided both our field project personnel and the fracture service company with a much improved understanding of the physical processes that may be occurring about 1,500 ft below the surface. Further with real time data and modeling it allows the fracture stimulation process to be altered and improved instantly. Petrol retained Pinnacle Technologies of Houston and Pentagon Technical Services of Denver to provide technical consulting and field support on specific fracturing/chemical strategies to optimize our completion techniques, reduce operational costs and improve production at our Neodesha and Coal Creek project areas.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at September 30, 2006 compared to December 31, 2005.

	September 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 9,127,797	$ 9,049,017	$ 78,780	1%

Current Liabilities	$ 12,265,912	$ 4,810,902	$ 7,455,010	155%

Working Capital (deficit)	$(3,138,115)	$ 4,238,115	$(7,376,230)	(174%)

Financing. On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation. Under the terms of the Laurus Funds agreements we issued a Secured Convertible Term Note (the “Note”) in the aggregate principal amount of $8,000,000 and a five-year warrant (the “Warrant”) to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. On June 2, 2006, Laurus transferred the 5,333,333 warrants to Pallas Production Corp. (“Pallas”). The Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

On January 28, 2005, we amended the Laurus Note and the Registration Rights Agreement. Laurus agreed to move five months of principal payments (January through May of 2005) to be paid on the Maturity Date (October 28, 2007). Additionally, Laurus agreed to extend certain filing and effectiveness dates under the registration rights agreement. In consideration for the amendment, we issued an additional common stock purchase warrant to Laurus to purchase up to 1,000,000 shares of our common stock at $2.50 per share for the first 666,667 shares and $3.00 per share for the remaining 333,333 shares. On June 20, 2006, Laurus transferred the 1,000,000 warrants to Pallas. Further, pursuant to the amendment agreement executed on April 28, 2004, we have agreed to file semi-annual registration statements to register shares of our common stock issued to Laurus for the conversion of interest under the Note.

As of September 30, 2006, Laurus has converted $2,283,823 of principal payments into 1,522,550 shares of our common stock and $779,352 of accrued interest into 519,568 shares of our common stock (2,042,118 shares in total). The conversion of principal and accrued interest allowed us additional cash to use in our operations.

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

On March 31, 2006, we entered into agreements with Laurus to draw down an additional $5,000,000 under the credit facility provided by Laurus in October 2005. Under the terms of the Laurus agreements we issued a Secured Term Note in the aggregate principal amount of $5,000,000 and a five-year warrant to purchase 200,000 shares of our common stock at $1.80 per share. On June 20, 2006, Laurus transferred the 200,000 warrants to Pallas. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, we amended and restated our previous $10,000,000 Secured Term Note dated October 31, 2005 with Laurus.

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

Cash Flows. Since inception, we have financed cash flow requirements through debt financing, the issuance of common stock and revenues generated from the sale of oil and gas. As we expand operational activities, we may experience net negative cash flows from operations, pending receipt of sales or development fees, and may be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

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

Over the next twelve months we believe that our existing capital combined with cash flow from operations and funds from the Laurus Funds Financing Transactions, will be sufficient to sustain operations and planned expansion without additional financing through the second quarter of fiscal 2007.

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

In addition to developing Coal Creek and our other leased project areas, in 2004 we purchased an existing 10,000 gross area gas producing property we called Petrol-Neodesha. Petrol-Neodesha provided us with revenue and an opportunity to enhance production in a producing area as well as gain important hands on experience and insight into the field wide development slated for Coal Creek.

Coal Creek

Our operational plan called for an exploration and development phase involving the drilling and testing of 23 wells in the Kansas Coal Creek project and our Missouri project. Data and analysis acquired from these initial test wells provided our geologists and engineers with information that supported the quantitative determination concerning the gas content, reserve estimates and potential to produce commercial rates of CBM and other types of more conventional natural gas. Eighteen of these exploratory/test wells were located within our Coal Creek project in Coffey county, Kansas while the remaining 5 test wells are located in Missouri. By design most of these wells were located in proximity to an existing interstate gas pipeline. The total drilling depth for our Kansas project wells in Coal Creek was approximately 1,700 ft, while in Missouri that depth shallow to about 700 ft.

Kansas Geologic Society (KGS) joined us in our field operations to help in assessing the gas reserves from our CBM exploratory/test wells in the Coal Creek Project. KGS took samples from multiple coal beds found at various depths in these test wells. They performed laboratory type analysis to acquire gas content in the coals. Their laboratory results yielded values similar to those obtained by our geologist, Mr. William Stoeckinger, from sampling of some of our other exploratory/test wells. We view these independent gas content values quite favorably since they indicate quantitative similarities to the CBM producing coal beds found in our Petrol-Neodesha Project just south of the Coal Creek Project.

Based on our first series of exploratory/test wells and current bid pricing we anticipate that each well in our Coal Creek Project will cost approximately $180,000, which includes locating, drilling, testing, hydraulically fracturing and connecting to the gas gathering pipeline. Operational costs are expected to be about $1,150 per month per well to pay for electricity, pulling and repairs, pumping, general maintenance and other miscellaneous charges. In support of these operations we have working agreements with local third parties to monitor and maintain our wells and perform drilling and work-over activities

Our Reserve Report dated December 31, 2005 indicates we have significant proven undeveloped gas reserves on our leases in the Coal Creek Project to warrant development. After receiving the $10,000,000 installment from Laurus Master Funds in November 2005 we immediately began the development of the Coal Creek Project with the intent of producing those reserves, increasing revenues and enhancing the Net Asset Value of that Project area.

Presently the Coal Creek project has 49 production wells and 5 SWD wells with 31 of those production wells and 3 SWD wells located in the Burlington area and 18 of those production wells and 2 SWD well located in the Waverly area. Each area has its own gas gathering pipelines, water disposal lines, compressors and gas processing equipment to make connections with the Enbridge interstate pipeline.

Early water production from these Coal Creek producing intervals was found to be considerably higher than those found in the more mature production intervals of our Neodesha wells. Further, as many as 10-12 coal beds and shales were completed in the Coal Creek project wells compared to 2-3 coal beds normally completed in the Neodesha wells thus compounding the comparison between the two areas. During the past several months Petrol has been involved in a series of field tests in Coal Creek designed to isolate specific producing intervals, quantify water production and then embark on a strategy to reduce water production from the highest producing intervals. Results to date are encouraging with two test wells having the same high water rate interval shut off by cementing the perforations. Water production was cut in half which should allow the remaining 9-11 intervals to begin a more normal de-watering process.

In addition the strategy described above to shut off high rate water production intervals and the new additional salt water disposals wells should provide sufficient capacity to allow all our CBM wells to produce water at much higher rates. Both processes are of course designed to enhance and expedite the de-watering of the coal beds which should then promote gas production.

Petrol-Neodesha

Our Petrol-Neodesha project has room for another 50 to 100 wells to fully develop this existing 10,000 gross leased mineral acreage. In 2005, we finalized enhancing the production capacity of our gas gathering system which included the addition of several new booster pumps and miles of larger diameter trunk lines that will accommodate production for all our new wells. Since January 1, 2006, we have completed six new multi-zone production wells on our Petrol-Neodesha properties, with a 100% success rate. We drilled an additional nine successful multi-zone wells that are currently in various stages of completion in 2006. All these new wells will be completed and connected to the newly enhanced gas gathering pipeline system.

The next phase of our Neodesha development plan involves implementing a program employing advanced stimulation methodologies and re-completion techniques. The program is designed to improve our overall understanding of the effectiveness of multi-zone stimulations and their ability to enhance production and reduce stimulation costs. We are actively involved in executing the data acquisition portion of this plan.

We intend to continue seeking acquisition opportunities which compliment our current production area. Based on our current field production levels, we plan to aggressively develop Petrol-Neodesha.

General Operations

Petrol’s field development plans and strategies are employed throughout its multiple project areas and incorporates several assessment stages. Each new well is drilled through all possible CBM reservoirs and individually evaluated. Upon a favorable evaluation of its overall production capacity the well will be fully completed in as many gas producing intervals as possible and then connected to our local gas gathering and water disposal pipelines.

When a proposed drilling site is identified, as a licensed operator in the State of Kansas and Missouri, Petrol is engaged in all aspects of well site operations. As a state licensed operator we are responsible for permitting the well, which includes obtaining permission from the Kansas Oil and Gas Commission or Missouri relative to spacing requirements and any other county, state and federal environmental regulatory issues required at the time that the permitting process commences. Additionally, Petrol formulates and delivers to all interest owners an operating agreement establishing each participant’s rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator are responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. Petrol is responsible for completing each successful well and connecting it to the most appropriate section of the gas gathering system.

As the operator we are also the caretaker of the well once production has commenced. We are responsible for paying bills related to the drilling and development of the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Once the production is sold, we anticipate that the purchaser thereof carries out its own research with respect to ownership of that production and sends out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser issues the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator are responsible for maintaining the well and the well site during the entire term of the production or until such time as we have been replaced or the site appropriately abandoned.

Along with the drilling and completion of our production wells our subsidiary pipeline companies formulate, design and install a gas gathering and compression system to transport the gas from wellhead to the high pressure interstate pipeline tap and sales market. Our experience in Petrol-Neodesha is being brought to bear on our new development area in Coal Creek and eventually to Missouri. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, Enbridge and Kinder Morgan. We have initiated contact with these companies to ascertain the specific locations of their pipelines, their requirements to transport gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. We currently have agreements with Southern Star in our Petrol-Neodesha Project and Enbridge in our Coal Creek Project

Petrol continues to update the costs of transporting our gas products from the producing wells to the nearest appropriate interstate pipeline. The cost of installing a distribution infrastructure or local gathering system varies depending upon the distance the gas must travel from wellhead to the compressor station and high pressure pipeline tap, and whether the gas must be treated to meet the purchasing company’s quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, at present we estimate the total cost of installing a distribution infrastructure for a group of about 50-75 producing wells to be approximately $6,500-7,500 each plus a one-time expense of $5,000 per well to tap into the high pressure interstate pipeline and support a compressor and monitoring system.

The price obtained for produced oil and gas is dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. To reduce the impact of these extraneous factors we often enter into forward sales contracts for a portion of the gas and oil we produce. However, we do not have any delivery commitments for gas or oil from wells not currently drilled or producing. Because the U.S. government’s has been encouraging increases in domestic production of energy, coupled with the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas we produce, once it has been delivered to a distribution facility.

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

We currently have eight full time employees and two part time employee as well as eight contract personnel that support and operate our field operations. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements; however, we have entered into employment agreements with our CEO and our onsite operations supervisor. We do not anticipate a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Our proposed personnel structure could be divided into three broad categories: management and professional, administrative, and project field personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

Consultant

On August 7, 2006, we renewed our consulting agreement with CEOcast, Inc., wherein CEOcast agreed to provide us with investor relations services. The term of the agreement is for one year. We agreed to compensate CEOcast $7,500 upon signing the agreement and 60,000 shares of our common stock. In addition, we will pay CEOcast $7,500 on or before the 7th day of each month during the term of the agreement. The 60,000 shares of common stock were issued to CEOcast on September 26, 2006.

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

On October 9, 2006, we entered into a “Fixed Price Contract” to sell 1,000.0 DTH per day of our natural gas productions at a fixed price of $7.32 per DTH. The contract period begins April 1, 2007 and expires on March 31, 2008.

Critical Accounting Policies and Estimates

Our accounting estimates include bad debts on our receivables, amount of depletion of our oil and gas properties subject to amortization, the asset retirement obligation and the value of the options and warrants that we issue. Our receivables have been fully collectible since inception and we only have sales to a small base of customers. We believe that all of our receivables are collectible. The depletion of our oil and gas properties is based in part on the evaluation of our reserves and an estimate of our reserves. We obtain an evaluation of the proved reserves from a professional engineering company and on a quarterly basis we review the estimates and determine if any adjustments are needed. If the actual reserves are less than the estimated reserves we would not fully deplete our costs. The asset retirement obligation relates to the plug and abandonment costs when our wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for Petrol. If costs rise more than what we have expected there could be additional charges in the future however we monitor the costs of the abandoned wells and we will adjust this liability if necessary. The value we assign to the options and warrants that we issue is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options and warrants we determine the volatility of our stock. We believe our estimate of volatility is reasonable and we review the assumptions used to determine this whenever we have an equity instrument that needs a fair market value. Although the offset to the valuation is in paid in capital were we to have an incorrect material volatility assumption our expenses could be understated or overstated. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable and price volatility is expected to continue. Monthly oil price realizations ranged from a low of approximately $40.73 per barrel to a high of approximately $64.00 per barrel during 2005 and as high as $76.00 per barrel during the nine months ended September 30, 2006. Gas price realizations ranged from a monthly low of approximately $5.02 per Mcf to a monthly high of approximately $9.10 per Mcf during the same period.

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

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

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

On October 28, 2004, we entered into an $8,000,000 credit facility with Laurus Master Fund, Ltd. pursuant to a secured convertible term note and related agreements. On October 31, 2005, we entered into a $50 million credit facility with Laurus Master Fund, Ltd., pursuant to a secured note and related agreements whereby we received an initial $10,000,000. On March 31, 2006, we entered into agreements with Laurus Master Fund, Ltd. to draw down an additional $5,000,000 under the credit facility provided by Laurus on October 31, 2005. On May 31, 2006, we entered into agreements with Laurus Master Fund, Ltd. to draw down an additional $10,000,000 under the credit facility provided by Laurus on October 31, 2005. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

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

Development of our reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions required by the Securities and Exchange Commission relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating our natural gas and oil reserves is anticipated to be extremely complex, and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Due to our inexperience in the oil and gas industry, our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

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

(	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	political conditions in natural gas and oil producing regions;
(	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
•	the price and availability of other fuels.

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

The natural gas and oil business involves a variety of operating risks, including:

•	fires;
•	explosions;
•	blow-outs and surface cratering;
•	uncontrollable flows of oil, natural gas, and formation water;
•	natural disasters, such as hurricanes and other adverse weather conditions;
•	pipe, cement, or pipeline failures;
•	casing collapses;
•	embedded oil field drilling and service tools;
•	abnormally pressured formations; and
(	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

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

We have had substantial capital expenditure and working capital needs associated with the development of our Coal Creek Project. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through the first quarter of fiscal year 2007. After that time we will need to rely on cash flow operations or raise additional cash to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

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

We could be subject to class action litigation due to stock price volatility, which, if occurs, could result in substantial costs or large judgments against us.

The market for our common stock may experience extreme price and volume fluctuations, which may be unrelated or disproportionate to our operating performance or prospects. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could have a negative effect on our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 15, 2006, we granted 25,000 options to Steve Cochennet, President of CSC Group, as partial payment for his consulting services during the months of July and August. The 25,000 options are exercisable for five years at a price of $1.75 per share. We believe that the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the options was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to granting the options, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 26, 2006, we issued 60,000 shares of common stock to CEOcast, Inc., pursuant to its consulting agreement dated August 7, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances

On October 26, 2006, we issued 10,127 shares of our restricted common stock to ECON Investor Relations, Inc., pursuant to its consulting agreement dated June 15, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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
3ii	Bylaws for Euro Technology Outfitters (Incorporated by reference to Exhibit (3)(ii) to Form SB-2 filed on January 22, 2003)
10.1	Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated December 20, 2002 (Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on January 22, 2003)
10.2	Service and Water Disposal Agreement dated November 15, 2002 (Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on January 22, 2003)
10.3	Employment agreement with Paul Branagan dated December 19, 2002 (Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on January 22, 2003)
10.4	Geologist/Technical Advisor Consulting Agreement with William Stoeckinger dated December 19, 2002 (Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on January 22, 2003)
10.5	Land Services Consulting Agreement with Russell Frierson dated December 27, 2002 (Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on January 22, 2003)
10.6	Land Services Consulting Agreement with Lawrence Kehoe dated December 27, 2002 (Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on January 22, 2003)
10.7	Land Services Consulting Agreement with Cody Felton dated December 27, 2002 (Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on January 22, 2003)
10.8	Waverly Kansas Office Lease dated January 21, 2003 (Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on January 22, 2003)
10.9	2002 Master Stock Option Plan (Incorporated by reference to Exhibit 10.9 to Form SB-2 filed January 22, 2003)
10.10	Term Sheet of Compensation for Enutroff, dated 7/01/03 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on September 30, 2003)
10.11	Consultant Agreement of CSC Group LLC (Incorporated by reference to Exhibit 10.10 to Form 10-KSB filed on April 15, 2004)
10.12	Employment Agreement of David Polay (Incorporated by reference to Exhibit 10.11 to Form 10-KSB filed on April 15, 2004)

10.13	Addendum to Employment Agreement of Paul Branagan (Incorporated by reference to Exhibit 10.12 to Form 10-KSB filed on April 15, 2004)
10.14	Employment Agreement of Gary Bridwell (Incorporated by reference to Exhibit 10.13 to Form 10-KSB filed on April 15, 2004)
10.15	Letter Agreement with William D. Burke (Incorporated by reference to Exhibit 10.14 to Form 10-KSB filed on April 15, 2004)
10.16	Purchase and Sale Agreement with CBM Energy Inc. (Incorporated by reference to Exhibit 10.15 to Form 10-KSB filed on April 15, 2004)
10.17	Research Agreement with Joseph E. Blankenship (Incorporated by reference to Exhibit 10.16 to Form 10-KSB filed on April 15, 2004)
10.18	Research Agreement Scope of Work and Compensation (Incorporated by reference to Exhibit 10.17 to Form 10-KSB filed on April 15, 2004)
10.19	Business Partnership Term Sheet with John Haas, Mark Haas, and W.B. Mitchell (Incorporated by reference to Exhibit 10.18 to Form 10-KSB filed on April 15, 2004)
10.20	Addendum #2 Employment Agreement of Paul Branagan (Incorporated by reference to Exhibit 10.6 to Form 10-QSB filed on May 17, 2004)
10.21	Securities Purchase Agreement for Laurus (Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on February 7, 2005)
10.22	Registration Rights Agreement for Laurus (Incorporated by reference to Exhibit 10.22 to Form SB-2 filed on February 7, 2005)
10.23	Subscription and Registration Rights Agreement for Unit Offering (Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on February 7, 2005)
10.24	Warrant Agreement for Unit Offering (Incorporated by reference to Exhibit 10.24 to Form SB-2 filed on February 7, 2005)
10.25	Amendment No. 1 to the Secured Convertible Term Note & Registration Rights Agreement with Laurus, dtd 1/28/05 (Incorporated by reference to Exhibit 10.25 to Form SB-2 filed on February 7, 2005)
10.26	Common Stock Purchase Warrant of Laurus, dated 01/28/05 (Incorporated by reference to Exhibit 10.26 to Form SB-2 filed on February 7, 2005)
10.27	Letter Amendment Agreement with Laurus, dated 04/28/05 (Incorporated by reference to Exhibit 10.27 to Form SB-2 filed on May 12, 2005)
10.28	Consulting Agreement with CEOcast, dated 08/7/04 (Incorporated by reference to Exhibit 10.28 to Form SB-2 filed on May 12, 2005)
10.29	Amendment No. 1 to October 2004 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.29 to Form SB-2 filed on December 1, 2005)
10.30	Securities Purchase Agreement dated October 31, 2005 (Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on December 1, 2005)
10.31	Secured Term Note dated October 31, 2005 (Incorporated by reference to Exhibit 10.31 to Form SB-2 filed on December 1, 2005)
10.32	Common Stock Purchase Warrant dated October 31, 2005 (Incorporated by reference to Exhibit 10.32 to Form SB-2 filed on December 1, 2005)
10.33	Registration Rights Agreement dated October 31, 2005 (Incorporated by reference to Exhibit 10.33 to Form SB-2 filed on December 1, 2005)
10.34	Amended and Restated Mortgage (Incorporated by reference to Exhibit 10.34 to Form SB-2 filed on December 1, 2005)
10.35	Securities Purchase Agreement dated March 31, 2006 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 11, 2006)
10.36	Secured Term Note dated March 31, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 11, 2006)
10.37	Amended and Restated Secured Term Note (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 11, 2006)
10.38	Common Stock Purchase Warrant dated March 31, 2006 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 11, 2006)
10.39	Registration Rights Agreement dated March 31, 2006 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 11, 2006)
10.40	Amended and Restated Mortgage (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 11, 2006)

10.41	Securities Purchase Agreement dated May 31, 2006 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 15, 2006)
10.42	Secured Term Note dated May 31, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 15, 2006)
10.43	Amended and Restated Secured Term Note effective March 31, 2006 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 15, 2006)
10.44	Amended and Restated Secured Term Note effective October 31, 2005 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 15, 2006)
10.45	Common Stock Purchase Warrant dated May 31, 2006 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 15, 2006)
10.46	Registration Rights Agreement dated May 31, 2006 (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on June 15, 2006)
10.47	Second Amended & Restated Mortgage dated May 31, 2006 (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on June 15, 2006)
10.48	2006 Stock Option Plan (Incorporated by reference to Exhibit 10.48 to Form S-1 filed on November 1, 2006)
21	List of Subsidiaries of Petrol Oil and Gas, Inc. (Incorporated by reference to Exhibit 21 to Form 10-KSB filed on March 31, 2006)
31*	Certification of Paul Branagan pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Certification of Paul Branagan pursuant to Section 906 of the Sarbanes-Oxley Act.
99	Audit Committee Charter (Incorporated by reference to Exhibit 99 to Form 10-KSB filed on March 31, 2006)

_* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.

(Registrant)

By:/s/ Paul Branagan
Paul Branagan, Chief Executive Officer
(On behalf of the registrant and as
principal accounting officer)

Date:     November 9, 2006