Form 10-Q
period 2007-03-31
PETROL OIL & GAS INC
filed 2007-05-15
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 10, 2007 was 29,090,926 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
Assets	(Unaudited)	Audited

Current assets:
Cash	$3,980,963	$5,917,958
Accounts receivable	723,394	624,731
Prepaid expenses	21,049	38,085
Total current assets	4,725,406	6,580,774

Fixed assets:
Pipeline	5,331,028	5,331,028
Equipment and vehicles	341,310	341,310
	5,672,338	5,672,338
Less accumulated depreciation	574,555	471,600
Fixed assets, net	5,097,783	5,200,738

Other assets:
Other assets	22,068	1,932
Oil and gas properties using full cost accounting:
Properties not subject to amortization	1,205,714	1,210,174
Properties subject to amortization	21,663,298	21,856,363
Capitalized loan costs, net	549,906	662,511
Derivative asset	-	974,752
Total other assets	23,440,986	24,705,732

	$33,264,175	$36,487,244

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$193,993	$462,188
Accrued liabilities	496,293	430,190
Short-term derivative liability	1,437	-
Current portion of long term debt	13,551,743	14,193,588
Total current liabilities	14,243,466	15,085,966

Long-term liabilities:
Asset retirement obligation	927,967	907,797
Long-term derivative liability	-	58,133
Long-term debt, less current portion	13,416,805	13,169,895
Total long-term liabilities	14,344,772	14,135,825

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,090,926 and 29,084,597 issued and outstanding
at March 31, 2007 and December 31, 2006 respectively	29,091	29,084
Stock bought for services not issued, 0 and 6,329 at
March 31, 2007 and December 31, 2006	-	6
Unamortized cost of stock, warrants & options issued for services	(1,366,401)	(1,461,747)
Prepaid share-based compensation	(27,200)	(47,600)
Additional paid-in capital	28,555,484	28,555,484
Other comprehensive income (loss)	(1,437)	916,619
Accumulated (deficit)	(22,513,600)	(20,726,393)
	4,675,937	7,265,453

	$$33,264,175	$36,487,244

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Operations

(unaudited)

	March 31,
	2007	2006

Revenue	$1,611,408	$1,216,025

Expenses:
Direct costs	754,038	585,855
Pipeline costs	265,328	154,010
General and administrative	250,868	364,715
Professional and consulting fees	148,014	591,794
Salaries and wages	82,496	51,474
Salaries and wages - Officers	157,221	148,404
Depreciation, depletion and amortization	652,397	464,649
Total expenses	2,310,362	2,360,901

Net operating (loss)	(698,954)	(1,144,876)

Other income (expense):
Interest expense	(1,088,253)	(690,320)
Total other income (expense)	(1,088,253)	(690,320)

Net (loss)	$(1,787,207)	$(1,835,196)

Weighted average number of
common shares outstanding - basic and fully diluted	29,090,926	28,033,096

Net (loss) per share - basic and fully diluted	$(0.06)	$(0.07)

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net (loss)	$(1,787,207)	$(1,835,196)
Depreciation, depletion and amortization	539,792	480,691
Warrant accretion	293,332	260,294
Shares issued for interest	-	153,527
Accretion of asset retirement obligation	20,170	-
Warrants, options and shares issued for services	115,746	472,918
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts receivable	(98,663)	(151,747)
Prepaid and other assets	17,036	-
Accounts payable	(268,195)	(724,987)
Accrued liabilities	66,104	76,011
Net cash used in operating activities	(1,101,885)	(1,268,489)

Cash flows from investing activities
Additions to other assets	(20,136)	-
Purchase of other property and equipment	-	(37,089)
Additions to oil and gas properties not subject to amortization	-	(67,173)
Additions to oil and gas properties subject to amortization	(239,313)	(4,257,159)
Purchase of pipeline assets	-	(1,624,662)
Net cash used in investing activities	(259,449)	(5,986,083)

Cash flows from financing activities
Amortized loan fees	112,605	-
Payments on notes payable	(688,266)	(8,864)
Proceeds from the exercise of warrants	-	150,000
Net cash provided from (used in) financing activities	(575,661)	141,136

Net decrease in cash	(1,936,995)	(7,113,436)
Cash - beginning	5,917,958	8,435,203
Cash - ending	$3,980,963	$1,321,767

Supplemental disclosures:
Interest paid	$825,909	$415,777
Income taxes paid	-	-

Non-cash transactions
Shares issued for oil and gas properties	$-	$60,500
Shares issued for debt conversion	$-	$685,146

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2006.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 - Stock Transactions and Consulting Agreements

During the three months ended March 31, 2007, we issued 6,329 shares of our common stock as previously authorized for public relations services.

A summary of stock options and warrants is as follows:

	Options		Warrants
Outstanding 01/01/07	2,810,000	$1.70	14,936,666	$1.93
Granted	-	-	-	-
Cancelled	(300,000)	1.42	(1,495,000)	.87
Exercised	-	-	-	-
Outstanding 3/31/07	2,510,000	$1.74	13,441,666	$2.05

See note 6 for subsequent event regarding cancellation of options in May 2007.

Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

Petrol Oil and Gas, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007
Asset retirement obligation, beginning of year	$ 907,797
Liabilities incurred during the year	--
Liabilities settled during the year	--
Accretion of expense	20,170
Asset retirement obligations, end of year	$ 927,967

Note 4 - Long-Term Debt

Long-term debt consists of the following:

March 31, 2007
Total notes payable	$ 27,781,762

Less unamortized cost of warrants	(813,214)

26,968,548

Less current portion	(13,551,743)
Total long-term debt	$ 13,416,805

During the quarter ended March 31, 2007, the accretion of the warrants that was included in interest expense totaled $293,332.

Note 5 - Fixed Price Sales Contracts

We have entered into various contracts with our customers to sell gas and oil at a fixed price. At March 31, 2007, we had contracts covering approximately 35,000 mmbtu per month for the period of April 2007 to March 2008 at an average price of $7.32 per mmbtu.

Note 6 - Subsequent Events

On May 4, 2007, our president and chief executive officer retired. Pursuant to his retirement agreement, 1,750,000 options to purchase common stock were cancelled and we recorded a liability of $135,000 in May to reflect severance payments owed.

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

  attainment of profitable operations based on the development of oil and gas products that can be sold, and the continued availability of debt or equity financing. The Company’s ability to continue to operate is contingent on refinancing or restructuring indebtedness. See “Liquidity and Capital Resources”.

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

  hedging risks;

  ability to attract and retain key personnel;

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

In this form 10-Q references to “PETROL”, “the Company”, “we,” “us,” and “our” refer to PETROL OIL AND GAS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are an oil and gas exploration, development and production company. Our properties are located in the Cherokee and Forrest Basins along the Kansas and Missouri border. Our corporate strategy is to continue building value through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is Coal Bed Methane reservoirs in the central U.S., which produce both Coal Bed Methane (“CBM”) and at times conventional gas.

Results of Operations for the Three Months Ended March 31, 2007 and 2006.

The following table summarizes selected items from the statement of operations at March 31, 2007 compared to March 31, 2006.

INCOME:

	Three Months Ended March 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%
Revenues	$ 1,611,408	$ 1,216,025	$ 395,383	33%

Revenues

Revenues for the three months ended March 31, 2007 were $1,611,408 compared to revenues of $1,216,025 in the three months ended March 31, 2006. This resulted in an increase of $395,383 or 33%, from the same period one year ago. The increase in revenues is primarily the result of increased production, together with improved pricing after impact of the Company’s hedging activities.

EXPENSES:

	Three Months Ended March 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Direct Costs	$ 754,038	$ 585,855	$ 168,183	29%
Pipeline costs	265,328	154,010	111,318	72%
General and administrative	250,868	364,715	(113,847)	(31%)

Professional and consulting fees	148,014	591,794	(443,780)	(75%)
Salaries and wages	82,496	51,474	31,022	60%
Salaries and wages - Officers	157,221	148,404	8,817	6%
Depreciation, depletion and amortization	652,397	464,649	187,748	40%
Total expenses	2,310,362	2,360,901	(50,539)	(2%)

Net operating (loss)	(698,954)	(1,144,876)	(445,922)	(39%)

Other income (expense):
Interest expense	(1,088,253)	(690,320)	397,933	58%

Net loss	$(1,787,207)	$(1,835,196)	$ (47,989)	(3%)

Direct Costs

Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct costs for the three months ended March 31, 2007 were $754,038, an increase of $168,183, or 29%, from $585,855 for the three months ended March 31, 2006. The increase over the prior period is a result of additional operating and repair costs associated with the accelerated dewatering activities at the Company’s Coal Creek Project.

Pipeline Costs

Pipeline costs for the three months ended March 31, 2007 were $265,328, an increase of $111,318, or 72%, from $154,010 for the three months ended March 31, 2006. The increase in pipeline costs in the current period was a result of the Company bringing online the Burlington and Waverly pipelines in April of 2006.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007 were $250,868, a decrease of $113,847, or 31%, from $364,715 for the three months ended March 31, 2006. The decrease in general and administrative expenses is attributable to streamlining and reduction of expenses.

Professional and Consulting Fees

Professional and consulting fees for the three months ended March 31, 2007 was $148,014, a decrease of $443,780, or 75%, from $591,794 for the three months ended March 31, 2006. The decrease in professional and consulting fees in the current period was a result of decreased investor relations fees and a lessened reliance on outside consultants..

Salaries and Wages

Salaries and wages for the three months ended March 31, 2007 was $82,496, an increase of $31,022, or 60% from $51,474 for the three months ended March 31, 2006. The increase in salaries and wages in the current period was a result of a reclassification of certain direct field labor to Salaries and Wages..

Salaries and Wages – Officer

Salaries and wages – officer, for the three months ended March 31, 2007 was $157,221 compared to $148,404 in the three months ended March 31, 2006. The increase in the amount of $8,817 or 6% is primarily due to scheduled pay increases, as provided in the employment contract of the officer.

Depreciation, Depletion, and Amortization Expense

Depreciation, depletion, and amortization expense for the three months ended March 31, 2007 was $652,397, an increase of $187,748, or 40%, from $464,649 for the three months ended March 31, 2006. The increase in depreciation, depletion and amortization expense was a result of increased depletion on each unit of production due to our increase in capital expenditures and a slight decline in reserves.

Net Operating (Loss)

The net operating loss for the three months ended March 31, 2007 was $698,954, versus a net operating loss of $1,144,876 for the three months ended March 31, 2006, a change in net loss of $445,922 or 39%. The decrease in net operating loss for the first quarter of 2007 was primarily due to our 33% increase in revenues while we had an overall slight decrease in expenses.

Other Income (Expense)

Interest expense

Interest expense for the three months ended March 31, 2007 was $1,088,253, an increase of $397,933, or 58%, from $690,320 for the three months ended March 31, 2006. The increase in interest expense is primarily the result of increased financing.

Net Loss

Our net loss for the three months ended March 31, 2007 was $1,787,207, a decrease of $47,989, or 3%, from $1,835,196 for the three months ended March 31, 2006. The decrease in net loss is primarily the result of increased revenues, offset by additional interest expense.

Contractual Obligations

Future payments due on our contractual obligations as of March 31, 2007 are as follows:

	Total	2007	2008-2009	2010-2011	Thereafter

Laurus Convertible Note	$ 2,747,207	$ 2,747,207	$ --	$ --	$ --
Laurus Term Notes	25,000,000	11,464,107	13,535,893	--	--
Asset retirement obligations	927,967	--	--	--	927,967
Notes Payable	34,559	11,000	23,559	--	--
Total	$28,709,733	$14,222,314	$13,559,452	$ --	$ --

Analysis and Discussion of Cash Flow

In the three months ended March 31, 2006 our cash position decreased by $1,936,995. Our operating activities utilized $1,101,885 of cash mainly from operating expenses we incurred.

Operation Plan

In 2007 we plan to continue to focus our efforts on increasing production, improving our asset base, and enhancing our net asset value. The ability to accomplish these objectives is dependent, to a significant degree, on our ability to generate or acquire cash sufficient to maintain operations. We expect to achieve this through the:

  sustained development and production of CBM and other natural gases on our existing properties at the Petrol-Neodesha Project,

  assessing the technical, economic and pace of development of our 92,000 gross acre Coal Creek Project pursuing strategic acquisitions of producing properties; and

  creating value by furthering our business plan.

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

The Coal Creek Project includes 51 production wells and 5 salt water disposal wells. Initially most of the production wells were connected to the gas gathering systems and water disposal system in order to de-water these CBM wells and promote gas production as quickly and efficiently as possible. During the second half of 2006 it became evident that water production rates from the producing coal seams in both Burlington and Waverly were higher than anticipated and thus two additional salt water disposal were drilled, one in Burlington and one in Waverly. The inclusion of these new SWD’s has almost doubled the available salt water disposal capacity in Burlington and Waverly; however, the higher water rates and time involved in bringing these SWD’s on line, has delayed our ability to assess production capacities of this project.

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

The entire Coal Creek development plan includes drilling and completing about 540 production wells along with three gas gathering pipeline and gas processing systems. The pace of the development will obviously depend on the availability of adequate ongoing financing program, the economic and technical conclusions based on the analysis of our cluster well program and favorable market conditions.

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

Petrol-Neodesha Project

Petrol-Neodesha and our oil properties currently provide ongoing revenue and cash from sales of oil and gas. As we expand development and operational activities, we will weigh the pace of further drilling and development against the availability of internal and external funding. The technical and base economics issues in Petrol-Neodesha are clear and thus continued development involves far less risk than might be expected in new un-development areas. Given appropriate economics we plan to continue to develop this property.

With the enhancements to gas gathering pipeline systems that Petrol finalized late spring and early summer of 2005 we now have additional pipeline capacity to fully develop this 10,000 gross acre property. During 2006 we have added a total of 17 new or re-completed production wells to the 14 new production wells we drilled and completed in 2005. All 31 new production wells were 100% successful.

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

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2007 compared to December 31, 2006.

	March 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$4,725,406	$6,580,774	$(1,855,368)	(28%)

Current Liabilities	$14,243,466	$15,085,966	$(842,500)	(6%)

Working Capital (deficit)	$(9,518,060)	$(8,505,192)	$1,012,868	12%

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

As of March 31, 2007, Laurus has converted $2,283,823 of principal payments into 1,522,550 shares of our common stock and $779,352 of accrued interest into 519,568 shares of our common stock (2,042,118 shares in total). The conversion of principal and accrued interest allowed us additional cash to use in our operations.

On October 31, 2005, we entered into another financing agreement with Laurus, under which $10,000,000 was funded into an escrow account and was disbursed to us in November 2005 after finalization of certain closing requirements. We issued a three-year Secured Term Note in the aggregate principal amount of $10,000,000 and a five-year warrant to purchase 1,000,000 shares of our common stock at $2.00 per share. On June 20, 2006, Laurus transferred the 1,000,000 warrants to Pallas. The note bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. In addition, Laurus, in their sole discretion, was able to purchase additional notes from us in an aggregate principal amount of up to $40,000,000 pursuant to substantially similar terms of the initial note dated October 31, 2005.

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

On April 7, 2006, the funds were released from Escrow. Net proceeds to Petrol from the financing, after payment of fees and expenses to Laurus and its affiliates, were $4,806,688. The proceeds were primarily utilized by Petrol for drilling activities on our Coal Creek Project.

On May 31, 2006, we entered into agreements with Laurus to draw down an additional $10,000,000 under the credit facility provided by Laurus in October 2005. Under the terms of the Laurus agreements we issued a Secured Term Note in the aggregate principal amount of $10,000,000 and a five-year warrant to purchase 400,000 shares of our common stock at $1.65 per share. On June 20, 2006, Laurus transferred the 400,000 warrants to Pallas.The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the execution of the new Laurus Funds agreements, Petrol amended and restated its previous $10,000,000 Secured Term Note dated October 31, 2005 and the $5,000,000 Secured Term Note dated March 31, 2006 with Laurus Funds.

On June 2, 2006, the funds were released from Escrow. Net proceeds to Petrol from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $9,629,679. The proceeds were primarily utilized by Petrol for drilling activities on Petrol’s Coal Creek Project.

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

In October 2004 we purchased an existing 10,000 gross acre gas producing property we called Petrol-Neodesha. Petrol-Neodesha provided us with revenue and an opportunity to enhance production in a producing area as well as gain important hands on experience and insight into the field wide development slated for Coal Creek.

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

Petrol plans to continue the assessment and development of its Coal Creek Project with the pace and timing of the development depending on the availability of financing, the economic and technical conclusions based on the analysis of our cluster well program and favorable market conditions.

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

Along with the drilling and completion of our production wells our subsidiary pipeline companies formulate, design and install a gas gathering and compression system to transport the gas from wellhead to the high pressure interstate pipeline tap and sales market. Our experience in Petrol-Neodesha is being brought to bear on our new development area in Coal Creek. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, Enbridge and Kinder Morgan. We have initiated contact with these companies to ascertain the specific locations of their pipelines, their requirements to transport gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. We currently have agreements with Southern Star in our Petrol-Neodesha Project and Enbridge in our Coal Creek Project

Petrol continues to assess the costs of transporting our gas products from the producing wells to the nearest appropriate interstate pipeline. The cost of installing a distribution infrastructure or local gathering system varies depending upon the distance the gas must travel from wellhead to the compressor station and high pressure pipeline tap, and whether the gas must be treated to meet the purchasing company’s quality standards. However, based on the close proximity of several major distribution pipelines to our leased properties, plus our intent to drill as close to these pipelines as practicable, at present we estimate the total cost of installing a distribution infrastructure for a group of about 50-75 producing wells to be approximately $6,500-7,500 each plus a one-time expense of $5,000 per well to tap into the high pressure interstate pipeline and support a compressor and monitoring system.

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

Significant changes in the number of employees

We currently have four full time employees and two part time employees as well as twelve contract personnel that support and operate our field operations. We do not anticipate a significant change in the number of full time employees over the next twelve months. We intend to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Depending on the level of new well development, management expects revenue to grow in the foreseeable future. In order to reduce natural gas price volatility, we have entered into hedging transactions.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Paul Branagan, our former Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Branagan, our former Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

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

Our Form 10-K (filed on April 17, 2007) contains estimates of natural gas reserves, and the future net cash flows attributable to those reserves, prepared by McCune Engineering, our independent petroleum and geological engineer. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of McCune Engineering. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data; assumptions regarding future natural gas and oil prices; expenditures for future development and exploitation activities; and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and natural gas and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our Form 10-K. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in our Form 10-K were prepared by McCune Engineering in accordance with the rules of the SEC, and are not intended to represent the fair market value of such reserves.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

  geological conditions;

  changes in governmental regulations and taxation;

  assumptions governing future prices;

  the amount and timing of actual production;

  availability of funds;

  future operating and development costs; and

  capital costs of drilling new wells.

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

We intend to compete with major and independent natural gas and oil companies for property acquisitions. We will also compete for the equipment and labor required to operate and develop natural gas and oil properties. The majority of our anticipated competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, some of our competitors have been operating in our core areas for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

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

As a result of our deficiency in working capital at March 31, 2007 and December 31, 2006 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the expansion and continuation of operations.

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

Pursuant to Paul Branagan’s resignation as the Company’s President and Chief Executive Officer on May 4, 2007 and his resignation and retirement agreement, 1,750,000 options to purchase shares of our common stock were cancelled.

Issuer Purchases of Equity Securities

Petrol did not repurchase any of its equity securities during the three months ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Departure of Directors and Principal Officer and Appointment of New Principal Officer

On May 4, 2007, Paul Branagan, our President and Chief Executive Officer, retired as an officer and director of the Company, citing health reasons. The Company is not aware of any disagreement Mr. Branagan may have with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Branagan’s retirement, the Company entered into a Retirement Agreement with Mr. Branagan providing (1) six months of salary continuation and 18 months of health benefits, (2) termination of the employment agreement between Mr. Branagan and the Company, (3) the release by Mr. Branagan of his 1% overriding royalty interest in Company oil and gas production, and (4) mutual releases of claims. A copy of the Retirement Agreement was attached as Exhibit 10.1 to our Form 8-K filed on May 8, 2007.

On May 4, 2007, Suzanne Herring resigned as a director of the Company. The Company is not aware of any disagreement Ms. Herring may have with the Company on any matter relating to the Company’s operations, policies or practices.

On May 4, 2007, Loren W. Moll, our current Chairman of the Board, was appointed interim President and Chief Executive Officer of the Company by the Board of Directors. Information regarding Mr. Moll’s business experience and relationships with the Company is included in our Annual Report on Form 10-K, Items 10 and 13, filed on April 17, 2007, for the Company’s year ended December 31, 2006.

Mr. Moll previously indicated his intention not to stand for re-election to the Board at the next annual meeting of stockholders. On May 4, 2007, Mr. Moll informed the Board that he is now willing to stand for re-election to the Board at the next annual meeting of stockholders.

Other Events

On May 4, 2007, our Board of Directors took the following actions intended to enhance the Company’s corporate governance:

  The reconstitution of the Audit Committee with independent directors Robert Kite and Duane Fadness;

  The adoption of a new Amended and Restated Charter of the Audit Committee, which was filed as Exhibit 99.1 to our Form 8-K filed on May 8, 2007;

  The establishment of a Compensation Committee comprised of directors Duane Fadness and Robert Kite;

  The adoption of a new Charter of the Compensation Committee, which was filed as Exhibit 99.2 to our Form 8-K filed on May 8, 2007;

  The reconstitution of the Nominating and Corporate Governance Committee comprised of directors Robert Kite and Loren Moll;

  The adoption of a new Amended and Restated Charter of the Nominating and Corporate Governance Committee, which was filed as Exhibit 99.3 to our Form 8-K filed on May 8, 2007;

  The establishment of an Executive Committee consisting of Robert Kite and Loren Moll, to act on behalf of the Board of Directors when it is not in session;

  The adoption of new Corporate Governance Guidelines, which was filed as Exhibit 99.4 to our Form 8-K filed on May 8, 2007.

  The adoption of new Complaint Policy and Procedures, which was filed as Exhibit 99.5 to our Form 8-K filed on May 8, 2007.

Press Releases

On May 7, 2007, we issued a press release announcing the actions taken by the Board at its meeting held on May 4, 2007. The press release was filed as Exhibit 99.6 to our Form 8-K filed on May 8, 2007.

On May 10, 2007, we issued a press release to announce that Kenton L. Hupp and Stephen P. Clark have been engaged as consultants to assist the Company’s operating management team. A copy of the press release is attached hereto as Exhibit 99.9.

Item 6.	Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

2	Asset Purchase Agreement between Petrol Energy, Inc. and Euro Technology Outfitters, August 19, 2002		SB-2		2	1/22/03

3i(a)	Certificate of Amendment of Articles of Incorporation of Euro Technology Outfitters, filed on August 20, 2002		SB-2		3(i)(a)	1/22/03

3i(b)	Articles of Incorporation for Euro Technology Outfitters, filed on March 3, 2000	SB-2		3(i)(b)	1/22/03

3ii	Bylaws for Euro Technology Outfitters	SB-2		3(ii)	1/22/03

10.1	Amendment to Translation and Business Consulting agreement with Goran Blagojevic dated December 20, 2002	SB-2		10.1	1/22/03

10.2	Service and Water Disposal Agreement dated November 15, 2002	SB-2		10.2	1/22/03

10.3	Employment agreement with Paul Branagan dated December 19, 2002	SB-2		10.3	1/22/03

10.4	Geologist/Technical Advisor Consulting Agreement with William Stoeckinger dated December 19, 2002	SB-2		10.4	1/22/03

10.5	Land Services Consulting Agreement with Russell Frierson dated December 27, 2002	SB-2		10.5	1/22/03

10.6	Land Services Consulting Agreement with Lawrence Kehoe dated December 27, 2002	SB-2		10.6	1/22/03

10.7	Land Services Consulting Agreement with Cody Felton dated December 27, 2002	SB-2		10.7	1/22/03

10.8	Waverly Kansas Office Lease dated January 21, 2003	SB-2		10.8	1/22/03

10.9	2002 Master Stock Option Plan	SB-2		10.9	1/22/03

10.10	Term Sheet of Compensation for Enutroff, dated 7/01/03	10-QSB	9/30/03	10.1	11/14/03

10.11	Consultant Agreement of CSC Group LLC	10-KSB	12/31/03	10.10	4/15/04

10.12	Employment Agreement of David Polay	10-KSB	12/31/03	10.11	4/15/04

10.13	Addendum to Employment Agreement of Paul Branagan	10-KSB	12/31/03	10.12	4/15/04

10.14	Employment Agreement of Gary Bridwell	10-KSB	12/31/03	10.13	4/15/04

10.15	Letter Agreement with William D. Burke	10-KSB	12/31/03	10.14	4/15/04

10.16	Purchase and Sale Agreement with CBM Energy Inc.	10-KSB	12/31/03	10.15	4/15/04

10.17	Research Agreement with Joseph E. Blankenship	10-KSB	12/31/03	10.16	4/15/04

10.18	Research Agreement Scope of Work and Compensation	10-KSB	12/31/03	10.17	4/15/04

10.19	Business Partnership Term Sheet with John Haas, Mark Haas, and W.B. Mitchell	10-KSB	12/31/03	10.18	4/15/04

10.20	Addendum #2 Employment Agreement of Paul Branagan		10-QSB	3/31/04	10.6	5/17/04

10.21	Securities Purchase Agreement for Laurus		SB-2		10.21	2/7/05

10.22	Registration Rights Agreement for Laurus		SB-2		10.22	2/7/05

10.23	Subscription and Registration Rights Agreement for Unit Offering		SB-2		10.23	2/7/05

10.24	Warrant Agreement for Unit Offering		SB-2		10.24	2/7/05

10.25	Amendment No. 1 to the Secured Convertible Term Note & Registration Rights Agreement with Laurus, dtd 1/28/05		SB-2		10.25	2/7/05

10.26	Common Stock Purchase Warrant of Laurus, dated 01/28/05		SB-2		10.26	2/7/05

10.27	Letter Amendment Agreement with Laurus, dated 04/28/05		SB-2		10.27	5/12/05

10.28	Consulting Agreement with CEOcast, dated 08/7/04		SB-2		10.28	5/12/05

10.29	Amendment No. 1 to October 2004 Securities Purchase Agreement		SB-2		10.29	12/1/05

10.30	Securities Purchase Agreement dated October 31, 2005		SB-2		10.30	12/1/05

10.31	Secured Term Note dated October 31, 2005		SB-2		10.31	12/1/05

10.32	Common Stock Purchase Warrant dated October 31, 2005		SB-2		10.32	12/1/05

10.33	Registration Rights Agreement dated October 31, 2005		SB-2		10.33	12/1/05

10.34	Amended and Restated Mortgage		SB-2		10.34	12/1/05

10.35	Retirement Agreement of Paul Branagan dated May 4, 2007		8-K		10.1	5/8/07

21.1	List of Subsidiaries of Petrol Oil and Gas, Inc.		10-KSB	12/31/05	21	3/31/06

21.2	List of Subsidiaries of Petrol Oil and Gas, Inc. – December 31, 2006		10-K	12/31/07	21.2	4/17/07

31	Certification of Loren Moll pursuant to Section 302 of the Sarbanes-Oxley Act.	X

32	Certification of Loren Moll pursuant to Section 906 of the Sarbanes-Oxley Act.	X

99.1	Audit Committee Charter		10-KSB	12/31/05	99	3/31/06

99.2	Governance and Nominating Committee Charter		10-K	12/31/06	99.2	4/17/07

99.3	Amended and Restated Charter of Audit Committee		8-K	99.1	5/8/07

99.4	Charter of the Compensation Committee		8-K	99.2	5/8/07

99.5	Amended and Restated Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/8/07

99.6	Corporate Governance Guidelines		8-K	99.4	5/8/07

99.7	Complaint Policy and Procedures		8-K	99.5	5/8/07

99.8	Press Release issued May 7, 2007		8-K	99.6	5/8/07

99.9	Press Release issued May 10, 2007	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.

(Registrant)

By:/s/ Loren Moll
Loren Moll, Chief Executive Officer
(On behalf of the registrant and as
principal accounting officer)

Date:     May 15, 2007