Form 10-Q
period 2007-06-30
PETROL OIL & GAS INC
filed 2007-08-20
CIK 1109348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 17, 2007 was 29,097,255.

DB03/809807.0003/7939823.4

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Petrol Oil and Gas, Inc. Condensed Consolidated Balance Sheet
	June 30,	December 31,
	2007	2006
	(Unaudited)	Audited
Assets

Current assets:
Cash	$1,846,456	$ 5,917,958
Accounts receivable	507,611	624,731
Prepaid expenses	75,120	38,085
Total current assets	2,429,187	6,580,774

Fixed assets:
Pipeline	1,522,423	5,331,028
Equipment and vehicles	379,365	341,310
	1,901,788	5,672,338
Less accumulated depreciation	406,463	471,600
Fixed assets, net	1,495,425	5,200,738

Other assets:
Other assets	22,068	1,932
Oil and gas properties using full cost accounting:
Properties not subject to amortization	321,464	1,210,174
Properties subject to amortization	17,125,214	21,856,363
Capitalized loan costs, net	437,300	662,511
Derivative asset	177,192	974,752
Total other assets	18,083,238	24,705,732

	$22,007,750	$ 36,487,244

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$196,472	$ 462,188
Accrued liabilities	404,826	430,190
Current portion of long term debt	13,067,177	14,193,588
Total current liabilities	13,668,475	15,085,966

Long-term liabilities:
Asset retirement obligation	948,136	907,797
Long-term derivative liability	-	58,133
Long-term debt, less current portion	13,488,372	13,169,895
Total long-term liabilities	14,436,508	14,135,825

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and
Outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,090,926 and 29,084,597 issued and outstanding	29,091	29,084
at June 30, 2007 and December 31, 2006 respectively
Stock bought for services not issued, 6,329 share at
December 31, 2006	-	6
Unamortized cost of stock, warrants & options issued for services	-	(1,461,747)
Prepaid share-based compensation	(6,800)	(47,600)
Additional paid-in capital	27,220,865	28,555,484
Other comprehensive income	177,192	916,619
Accumulated (deficit)	(33,517,581)	(20,726,393)
	(6,097,233)	7,265,453

	$22,007,750	$36,487,244
See notes to condensed financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,			June 30,
	2007	2006	2007	2006

Revenue	$2,948,229	$3,040,932	$1,336,821	$1,824,907

Expenses:
Direct costs	1,500,067	1,155,354	746,029	569,498
Pipeline costs	551,719	383,922	286,391	229,912
General and administrative	962,953	1,371,415	481,574	806,822
Impairment of oil & gas properties and pipelines	8,812,027	-	8,812,027	-
Professional and consulting fees	511,507	1,272,886	354,286	681,092
Depreciation, depletion and amortization	1,245,454	998,864	593,057	534,215
Total expenses	13,583,727	5,182,441	11,273,364	2,821,539

Net operating (loss)	(10,635,498)	(2,141,509)	(9,936,543)	(996,632)

Other income (expense):
Interest expense	(2,155,688)	(1,789,108)	(1,067,435)	(1,098,788)
Total other income (expense)	(2,155,688)	(1,789,108)	(1,067,435)	(1,098,788)

Net (loss)	$(12,791,186)	$(3,930,617)	$(11,003,978)	$(2,095,420)

Weighted average number of
common shares outstanding - basic and fully diluted	29,090,926	28,955,872	29,090,926	28,497,033

Net (loss) per share - basic and fully diluted	$ (0.44)	$ (0.14)	$ (0.38)	$ (0.07)

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30, 2007
	2007	2006
Cash flows from operating activities
Net (loss)	$ (12,791,186)	$ (3,930,617)
Depreciation, depletion and amortization	1,020,243	998,864
Warrant accretion	544,169	583,159
Shares issued for interest	-	203,299
Accretion of asset retirement obligation	40,340	34,279
Impairment of oil & gas properties	8,812,027	-
Warrants, options and shares issued for services	167,928	904,306
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts receivable	117,120	(348,835)
Prepaid and other assets	(37,035)	(388,707)
Accounts payable	(265,716)	(1,000,174)
Accrued liabilities	(25,363)	384,945
Net cash used in operating activities	(2,417,473)	(2,559,481)

Cash flows from investing activities
Additions to other assets	(20,136)	-
Purchase of other property and equipment	(38,509)	(1,932,542)
Additions to oil and gas properties not subject to amortization	-	(234,627)
Additions to oil and gas properties subject to amortization	(468,490)	(7,049,118)
Net cash used in investing activities	(527,135)	(9,216,287)

Cash flows from financing activities
Proceeds from loans payable	23,452	15,000,000
Amortized loan fees	225,211	-
Payments on notes payable	(1,375,555)	(523,981)
Proceeds from the exercise of warrants	-	241,875
Net cash provided from (used in) financing activities	(1,126,892)	14,717,894

Net decrease in cash	(4,071,502)	2,942,126
Cash – beginning	5,917,958	8,435,203
Cash – ending	$ 1,846,456	$11,377,329

Supplemental disclosures:
Interest paid	$ 1,639,644	$ 415,777
Income taxes paid	-	-

Non-cash transactions
Shares issued for oil & gas properties	$ -	$ 60,500
Shares issued for debt conversion	$ -	$ 685,146

See notes to condensed consolidated financial statements.

Petrol Oil and Gas, Inc.

Notes to Condensed Financial Statements

Note 1 — Basis of Presentation

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

Note 2 — Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 — Stock Transactions and Consulting Agreements

During the three months ended June 30, 2007, we issued 6,329 shares of our common stock as previously authorized for public relations services.

A summary of stock options and warrants is as follows:

	Options		Warrants
Outstanding 01/01/07	2,810,000	$1.70	14,936,666	$1.87
Granted	-	-	-	-
Cancelled	(2,050,000)	1.55	(1,495,000)	.87
Exercised	-	-	-	-
Outstanding 6/30/07	760,000	$2.12	13,441,666	$1.98

Note 4 — Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

June 30, 2007
Asset retirement obligation, beginning of year	$ 907,797
Liabilities incurred during the year	--
Liabilities settled during the year	--
Accretion of expense	40,339
Asset retirement obligations, end of year	$ 948,136

Note 5 — Long-Term Debt

Long-term debt consists of the following:

June 30, 2007
Total notes payable	$ 27,117,926

Less unamortized cost of warrants	(562,377)

26,555,549

Less current portion	(13,067,177)
Total long-term debt	$ 13,488,372

During the quarter and six months ended June 30, 2007, the accretion of the warrants that was included in interest expense totaled $250,837 and $544,169, respectively.

Note 6 — Fixed Price Sales Contracts

We have entered into various agreements with our customers to sell gas at a fixed price. At June 30, 2007 we had contracts covering approximately 45,750 mmbtu per month for the period of July 2007 to February 2008 at an average price of $7.23 per mmbtu and basis agreements covering approximately 15,250 mmbtu per month for the same period.

Note 7 — Impairment of oil & gas properties

We have impaired our oil and gas properties by $5,274,650 based on our reserve study of the present value of future cash flows discounted by 10%. The impairment is primarily attributable to a decline in reserves. We also impaired the Burlington and Waverly pipelines by $3,537,377 to the fair market value of zero as we have determined these facilities will not be used and are not saleable.

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

Forward-looking statements may include the words “may,” “could,” “will be,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “goal” or “forecast” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except as otherwise required by applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, and to the extent applicable, our Quarterly Reports on Form 10-Q.

References to “Petrol”, “the Company”, “we,” “us,” and “our” refer to Petrol Oil and Gas, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are an oil and gas exploration, development and production company. Our properties are located in the Cherokee and Forrest Basins along the Kansas and Missouri border. Our corporate strategy has been to build value through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production, with a focus on Coal Bed Methane (“CBM”) reservoirs in the central U.S. In prior periods, we have described five separate projects of the Company. Two of those projects, the Pomona Project and the Missouri Project have been abandoned and the leases covering those projects have expired. We have segregated our current operations into three separate projects, which include:

Petrol-Neodesha Project

Our gas producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the Company’s total of approximately 56,000 gross leased acres. However, this project produces substantially all of the Company’s gas production.

The Petrol-Neodesha Project includes over 100 CBM production wells, 8 saltwater disposal wells ("SWD Wells") wells and a fully contained and integrated gas gathering pipeline and gas processing system. At this time, we have suspended our development plan for the Petrol-Neodesha Project and have discontinued lease acquisitions in the area due a shortage of funds. The Petrol-Neodesha properties have provided us with the bulk of our revenue stream and value in proven producing reserves and therefore represent the most valuable group of assets of the Company. However, if we do not resume development of these properties, we expect to see revenues decline as existing wells mature and experience production declines.

Coal Creek Project

The Coal Creek Project, centered in Coffey County, Kansas, includes leases covering about 46,000 gross acres. Leases for the Coal Creek Project covering approximately 46,000 gross acres have recently expired. The Company has invested approximately $15 million in the Coal Creek Project for the construction of a gathering system and the drilling and completion of over 50 CBM wells. Of these wells, only four wells are producing natural gas, and only one of these is producing CBM. Total production from these wells is minimal. Due to a number of technical issues with the wells and the geology, it is doubtful that significant production will ever be obtained from these properties. The Company does not currently plan to drill any additional CBM wells in the Coal Creek Project. The Company doubts that the Coal Creek Project will at any time in the future contribute to the Company’s revenues to any significant extent. The Company is currently evaluating whether there are exploration and development opportunities for oil or conventional natural gas from the leases acquired for the Coal Creek Project.

Oil Field Project

Petrol holds a 100% working interest in several oil producing properties in eastern Kansas that produced approximately 22,249 barrels of oil (bbl) during 2006 (17,954 bbl net to Petrol). The oil producing wells on these properties and in the surrounding areas are generally defined as stripper wells and usually produce under the influence of a water flood.

At June 30, 2007, the Company had long term debt (including the current portion of long term debt) of approximately $26.5 million. Approximately $15 million of this debt was utilized to develop the Coal Creek Project, which has contributed no significant revenue to the Company. As a result, the Company’s cash position has declined. On October 28, 2007, the Company will be required to make a principal payment of approximately $1.1 million on a portion of its long term debt. The Company does not anticipate having adequate cash to make such principal payment unless additional capital is raised by the Company or assets are sold by the Company. There can be no assurance that the Company will be able obtain adequate cash to service its debt as it comes due.

Results of Operations for the Three Months Ended June 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

	Three Months Ended June 30,		Increase	Percentage
	2007	2006	(Decrease)	Change
Revenue	$1,336,821	$1,824,907	$(488,086)	-26.8%
Expenses:
Direct costs	746,029	569,498	176,531	31.0%
Pipeline costs	286,391	229,912	56,479	24.6%
General and administrative	481,574	806,822	(325,248)	-40.3%
Impairment of oil and gas properties and pipelines	8,812,027	-	8,812,027	n/a
Professional and consulting fees	354,286	681,092	(326,806)	-48.0%
Depreciation, depletion and amortization	593,057	534,215	58,842	11.0%
Total expenses	11,273,364	2,821,539	8,415,825	299.6%

Net operating (loss)	(9,936,543)	(996,632)	(8,939,911)	897.0%

Other income (expense):
Interest expense	(1,067,435)	(1,098,788)	31,353	-2.9%
Total other income (expense)	(1,067,435)	(1,098,788)	31,353	-2.9%

Net income (loss)	$(11,003,978)	$(2,095,420)	$(8,908,558)	425.1%

Revenues. Revenues for the three months ended June 30, 2007 were $1,336,821 compared to revenues of $1,824,907 in the three months ended June 30, 2006. This resulted in a decrease of $488,086 or 26.8%, from the same period one year ago. The decrease in revenues is primarily the result of decreased production, together with decreased pricing (after impact of the Company’s hedging activities).

Direct Costs.     Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct costs for the three months ended June 30, 2007 were $746,029, an increase of $176,531, or 31.0%, from $569,498 for the three months ended June 30, 2006. For the most part, this increase reflects expenses incurred in 2007 related to the Company’s failed efforts to dewater and obtain commercial production from wells drilled beginning during the last half of 2006 with respect to its Burlington and Waverly properties in the Coal Creek Project. The Company ceased dewatering efforts in Coal Creek near the end of the Company’s second quarter 2007.

Pipeline Costs. Pipeline costs for the three months ended June 30, 2007 were $286,391, an increase of $56,479, or 24.6%, from $229,912 for the three months ended June 30, 2006. This increase is primarily the result of increased expenses related to the operation of the Company’s pipeline system supporting its Burlington and Waverly properties in the Coal Creek Project, which construction began during the last half of 2006. During the three months ended June 30, 2007, we impaired the Burlington and Waverly pipelines by $3,537,377 to the fair market value of zero, as we have determined these facilities will not be used and are not saleable.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2007 were $481,574, a decrease of $325,248, or 40.3%, from $806,822 for the three months ended June 30, 2006. The decrease in general and administrative expenses is attributable to the streamlining and reduction of expenses.

Impairment of Oil and Gas Properties. We have impaired our oil and gas properties by $5,274,650 based on our reserve study of the present value of future cash flows discounted by 10%. The impairment is primarily attributable to decline in reserves. We also impaired the Burlington and Waverly pipelines by $3,537,377 to the fair market value of zero as we have determined these facilities will not be used and are not saleable.

Professional and Consulting Fees. Professional and consulting fees for the three months ended June 30, 2007 was $354,286, a decrease of $326,806, or 48.0%, from $681,092 for the three months ended June 30, 2006. The decrease in professional and consulting fees in the current period was a result of decreased investor relations fees and a lessened reliance on outside consultants.

Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense for the three months ended June 30, 2007 was $593,057, an increase of $58,842, or 11.0%, from $534,215 for the three months ended June 30, 2006. The increase in depreciation, depletion and amortization expense was a result of increased depletion on each unit of production due to our increase in capital expenditures and a slight decline in reserves.

Net Operating Loss. The net operating loss for the three months ended June 30, 2007 was $9,936,543, versus a net operating loss of $996,632. This increase is primarily the result of the $8,812,027 impairment of oil and gas properties and related pipelines during the three months ended June 30, 2007, together with the $488,086 decline in revenues.

Interest Expense. Interest expense for the three months ended June 30, 2007 was $1,067,435, a decrease of $31,353, or 2.8%, from $1,098,788 for the three months ended June 30, 2006. The increase in interest expense is primarily the result of slightly reduced principal balances due to repayment of long term debt in accordance with its terms.

Results of Operations for the Six Months Ended June 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2007 compared to the six ended June 30, 2006.

	Six Months Ended June 30,		Increase	Percentage
	2007	2006	(Decrease)	Change
Revenue	$2,948,229	$3,040,932	$ (92,703)	-3.1%
Expenses:
Direct costs	1,500,067	1,155,354	344,713	29.8%
Pipeline costs	551,719	383,922	167,797	43.7%
General and administrative	962,953	1,371,415	(408,462)	-29.8%
Impairment of oil and gas properties and pipelines	8,812,027	-	8,812,027	n/a
Professional and consulting fees	511,507	1,272,886	(761,379)	-59.8%
Depreciation, depletion and amortization	1,245,454	998,864	246,590	24.7%
Total expenses	13,583,727	5,182,441	8,401,286	162.1%

Net operating (loss)	(10,635,498)	(2,141,509)	(8,493,989)	396.6%

Other income (expense):
Interest expense	(2,155,688)	(1,789,108)	(366,580)	20.5%
Total other income (expense)	(2,155,688)	(1,789,108)	(366,580)	20.5%
Net income (loss)	$(12,791,186)	$(3,930,617)	$(8,860,569)	225.4%

Revenues. Revenues for the six months ended June 30, 2007 were $2,948,229 compared to revenues of $3,040,932 in the six months ended June 30, 2006. This resulted in a decrease of $92,703 or 3.1%, from the same period one year ago. The decrease in revenues is primarily the result of decreased production, together with decreased pricing (after impact of the Company’s hedging activities).

Direct Costs.     Direct costs for the six months ended June 30, 2007 were $1,500,067, an increase of $344,713, or 29.8%, from $1,155,354 for the six months ended June 30, 2006. For the most part, this increase reflects expenses incurred in 2007 related to the Company’s failed efforts to dewater and obtain commercial production from wells drilled beginning during the last half of 2006 with respect to its Burlington and Waverly properties in the Coal Creek Project. The Company ceased dewatering efforts in Coal Creek near the end of the Company’s second quarter 2007.

Pipeline Costs. Pipeline costs for the six months ended June 30, 2007 were $551,719, an increase of $167,797, or 43.7%, from $383,922 for the six months ended June 30, 2006. This increase is primarily the result of increased expenses related to the operation of the Company’s pipeline system supporting its Burlington and Waverly properties in the Coal Creek Project, which construction began during the last half of 2006. During the three months ended June 30, 2007, we impaired the Burlington and Waverly pipelines by $3,537,377 to the fair market value of zero, as we have determined these facilities will not be used and are not saleable.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2007 were $962,953, a decrease of $408,462, or 29.8%, from $1,371,415 for the six months ended June 30, 2006. The decrease in general and administrative expenses is attributable to the streamlining and reduction of expenses.

Impairment of Oil and Gas Properties. We have impaired our oil and gas properties by $5,274,650 based on our reserve study of the present value of future cash flows discounted by 10%. The impairment is primarily attributable to decline in reserves. We also impaired the Burlington and Waverly pipelines by $3,537,377 to the fair market value of zero as we have determined these facilities will not be used and are not saleable.

Professional and Consulting Fees. Professional and consulting fees for the six months ended June 30, 2007 was $511,507, a decrease of $761,379, or 59.8%, from $1,272,886 for the six months ended June 30, 2006. The decrease in professional and consulting fees in the current period was a result of decreased investor relations fees and a lessened reliance on outside consultants.

Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense for the six months ended June 30, 2007 was $1,245,454, an increase of $246,590, or 24.7%, from $998,864 for the six months ended June 30, 2006. The increase in depreciation, depletion and amortization expense was a result of increased depletion on each unit of production due to our increase in capital expenditures and a slight decline in reserves.

Net Operating Loss. The net operating loss for the six months ended June 30, 2007 was $10,635,498, versus a net operating loss of $2,141,509. This increase is primarily the result of the $8,812,027 impairment of oil and gas properties during the six months ended June 30, 2007.

Interest Expense. Interest expense for the six months ended June 30, 2007 was $2,155,688, an increase of $366,580, or 20.5%, from $1,789,108 for the six months ended June 30, 2006. The increase in interest expense is primarily the result of increase average borrowings during in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

Liquidity and Capital Resources

During the six months ended June 30, 2007 our cash position decreased by $4,071,502. During that period, our operating activities utilized $2,417,475 of cash mainly from operating expenses we incurred, and we made payments on notes payable of $1,375,555. The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current assets	$ 2,429,187	$ 6,580,774	$(4,151,587)	(63.1%)

Current liabilities	13,668,475	15,085,966	(1,417,491)	(9.4%)

Working capital (deficit)	$(11,239,288)	$(8,505,192)	$ 2,734,096	(32.1)%

Financing. On October 28, 2004, we entered into agreements with Laurus Master Fund, Ltd., a Cayman Islands corporation. Under the terms of the Laurus Funds agreements, we issued a Secured Convertible Term Note (the “Note”) in the aggregate principal amount of $8,000,000 and a five-year warrant (the “Warrant”) to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. On June 2, 2006, Laurus transferred the 5,333,333 warrants to Pallas Production Corp. (“Pallas”). The Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

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

As of June 30, 2007, Laurus had converted $2,283,823 of principal payments into 1,522,550 shares of our common stock and $779,352 of accrued interest into 519,568 shares of our common stock (2,042,118 shares in total). The conversion of principal and accrued interest allowed us additional cash to use in our operations.

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

On June 30, 2006, we entered into agreements with Laurus to draw down an additional $5,000,000 under the credit facility provided by Laurus in October 2005. Under the terms of the Laurus agreements we issued a Secured Term Note in the aggregate principal amount of $5,000,000 and a five-year warrant to purchase 200,000 shares of our common stock at $1.80 per share. On June 20, 2006, Laurus transferred the 200,000 warrants to Pallas. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, we amended and restated our previous $10,000,000 Secured Term Note dated October 31, 2005 with Laurus.

On April 7, 2006, the funds were released from Escrow. Net proceeds to Petrol from the financing, after payment of fees and expenses to Laurus and its affiliates, were $4,806,688. The proceeds were primarily utilized by Petrol for drilling activities on our Coal Creek Project.

On May 31, 2006, we entered into agreements with Laurus to draw down an additional $10,000,000 under the credit facility provided by Laurus in October 2005. Under the terms of the Laurus agreements we issued a Secured Term Note in the aggregate principal amount of $10,000,000 and a five-year warrant to purchase 400,000 shares of our common stock at $1.65 per share. On June 20, 2006, Laurus transferred the 400,000 warrants to Pallas. The Note has a three-year term and bears an interest rate equivalent to the “prime rate” published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the execution of the new Laurus Funds agreements, Petrol amended and restated its previous $10,000,000 Secured Term Note dated October 31, 2005 and the $5,000,000 Secured Term Note dated June 30, 2006 with Laurus Funds.

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

Satisfaction of Our Cash Obligations for the Next 12 months. Due to the poor results of our development efforts with the Coal Creek Project, we have realized no significant increase in revenues, while simultaneously dramatically increasing our debt levels. As a result, the Company’s principal focus at this time is to maximize cash flow to service our debt obligations. On October 28, 2007, the Company will be required to make a principal payment of approximately $1.1 million on a portion of its long term debt. The Company does not anticipate having adequate cash to make such principal payment unless additional capital is raised by the Company or assets are sold by the Company. There can be no assurance that the Company will be able obtain adequate cash to service its debt as it comes due. In addition, we expect to continue incurring operating losses over the next twelve months.

We are also required to make certain lease payments to maintain our rights to develop and drill for oil and gas on our existing leases. These lease payments are material obligations to us. There can be no assurance that the Company will have adequate cash to make these lease payments, which could result in the Company losing its rights under such leases. Due to the Company’s changing priorities, it may determine to forego selected lease payments and allow the related leases to expire.

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

When a proposed drilling site is identified, as a licensed operator in the State of Kansas, Petrol is engaged in all aspects of well site operations. As a state licensed operator we are responsible for permitting the well, which includes obtaining permission from the Kansas Oil and Gas Commission relative to spacing requirements and any other county, state and federal environmental regulatory issues required at the time that the permitting process commences. Additionally, Petrol formulates and delivers to all interest owners an operating agreement establishing each participant’s rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator are responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. Petrol is responsible for completing each successful well and connecting it to the most appropriate section of the gas gathering system.

As the operator, we are also the caretaker of the well once production has commenced. We are responsible for paying bills related to the drilling and development of the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well. Once the production is sold, we anticipate that the purchaser thereof carries out its own research with respect to ownership of that production and sends out a division order to confirm the nature and amount of each interest owned by each interest owner. Once a division order has been established and confirmed by the interest owners, the production purchaser issues the checks to each interest owner in accordance with its appropriate interest. From that point forward, we as operator are responsible for maintaining the well and the well site during the entire term of the production or until such time as we have been replaced or the site appropriately abandoned.

Along with the drilling and completion of our production wells, our subsidiary pipeline companies formulate, design and install a gas gathering and compression system to transport the gas from wellhead to the high pressure interstate pipeline tap and sales market. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, Enbridge and Kinder Morgan. We have initiated contact with these companies to ascertain the specific locations of their pipelines, their requirements to transport gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. We currently have agreements with Southern Star in our Petrol-Neodesha Project and Enbridge in our Coal Creek Project

The price obtained for produced oil and gas is dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. To reduce the impact of these extraneous factors, we often enter into forward sales contracts for a portion of the gas and oil we produce. However, we do not have any delivery commitments for gas or oil from wells not currently drilled or producing. Because the U.S. government’s has been encouraging increases in domestic production of energy, coupled with the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas we produce, once it has been delivered to a distribution facility.

The timing of most of our capital expenditures is discretionary. Currently there are no material long-term commitments associated with any capital expenditure plans or that are currently in the investigative planning stage. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of our capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. However, we expect to significantly reduce our drilling activity due to our limited available cash.

Derivatives

To reduce our exposure to unfavorable changes in natural gas prices, we have entered into an agreement to utilize energy swaps in order to have a fixed-price contract. This contract allows us to be able to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. However, we will not benefit from market prices that are higher than the fixed prices in our contracts for hedged production. If we are unable to provide the quantity that we have contracted for we will have to go to the open market to purchase the required amounts that we have contracted to provide.

We have entered into various agreements with our customers to sell gas at a fixed price.  At June 30, 2007 we had contracts covering approximately 45,750 mmbtu per month for the period of July 2007 to February 2008 at an average price of $7.23 per mmbtu and basis agreements covering approximately 15,250 mmbtu per month for the same period

Critical Accounting Policies and Estimates

Our accounting estimates include bad debts on our receivables, amount of depletion of our oil and gas properties subject to amortization, the asset retirement obligation and the value of the options and warrants that we issue. Our trade receivables have been fully collectible since inception and we only have sales to a small base of customers. We believe that all of our receivables are collectible. The depletion of our oil and gas properties is based in part on the evaluation of our reserves and an estimate of our reserves. We obtain an evaluation of the proved reserves from a professional engineering company and on a quarterly basis we review the estimates and determine if any adjustments are needed. If the actual reserves are less than the estimated reserves, we would not fully deplete our costs. The asset retirement obligation relates to the plug and abandonment costs when our wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for Petrol. If costs rise more than what we have expected, there could be additional charges in the future however we monitor the costs of the abandoned wells and we will adjust this liability if necessary. The value we assign to the options and warrants that we issue is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options and warrants, we determine the volatility of our stock. We believe our estimate of volatility is reasonable and we review the assumptions used to determine this whenever we have an equity instrument that needs a fair market value. Although the offset to the valuation is in paid in capital, were we to have an incorrect material volatility assumption, our expenses could be understated or overstated. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Loren Moll, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Moll, concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors.

Except as provided below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006.

We will need additional capital in the future to service our debt obligations, which we may not be able to raise or which may only be available on terms unfavorable to us or our stockholders, which may prevent us from continuing as a going concern.

We believe that current cash on hand is only sufficient to fund our operations until October 28, 2007, when the Company will be required to make a principal payment of approximately $1.1 million on a portion of its long term debt. Accordingly, in addition to anticipated cash generated from our operations, we will require additional financing and a restructuring of our current debt obligations, to fund our current operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to service our debt obligations and fund our operations would be significantly limited. In such a capital restricted situation, we may be forced to sell assets or securities on an untimely or unfavorable basis or liquidate or reorganize the Company. Most of our assets have been pledged to our lender, securing approximately $26.5 million of debt, and in the event of a default, such lender may elect to foreclose on our assets.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2007, the Company issued 6,329 shares of our common stock as previously authorized in exchange for public relations services. This issuance of common stock by the Company was made pursuant to the exemption provided for in Section 4(2) of the Securities Act of 1933.

Pursuant to the resignation and retirement agreement with the Company's former President and Chief Executive Officer, Paul Branagan, on May 4, 2007, 1,750,000 options to purchase shares of our common stock were cancelled.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROL OIL AND GAS, INC.

By:     /s/ Loren Moll

Loren Moll, Chief Executive Officer
(On behalf of the registrant and as
principal accounting officer)

Date:	August 20, 2007

INDEX TO EXHIBITS

Exhibit Number	Exhibits
31.1	Certification of the Company’s Chief Executive Officer and principal accounting officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	Certification of the Company’s Chief Executive Officer and principal accounting officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).