Form 10QSB
period 2007-09-30
PETROL OIL & GAS INC
filed 2007-11-20
CIK 1109348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-30009
                                              -----------

                            PETROL OIL AND GAS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                     90-0066187
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                               11020 King Street
                                   Suite 370
                              Overland Park, Kansas               66210
                     --------------------------------------      --------
                    (Address of principal executive offices)    (Zip Code)

                                 (913) 323-4925
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes |X|    No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                  Yes |_|    No |X|

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2007 was 29,090,926.



                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.


                            Petrol Oil and Gas, Inc.
                      Condensed Consolidated Balance Sheet



                                                          September 30,  December 31,
                                                              2007          2006
                                                           -----------   -----------
                                                           (Unaudited)     Audited
Assets

Current assets:
      Cash                                                 $ 1,210,467   $ 5,917,958

      Accounts receivable                                      842,099       624,731

      Prepaid expenses                                         107,615        38,085
                                                           -----------   -----------
           Total current assets                              2,160,181     6,580,774
                                                           -----------   -----------

Fixed assets:
      Pipeline                                               1,522,423     5,331,028

      Equipment and vehicles                                   375,865       341,310
                                                           -----------   -----------
                                                             1,898,288     5,672,338

      Less accumulated depreciation                            446,628       471,600
                                                           -----------   -----------
           Fixed assets, net                                 1,451,660     5,200,738
                                                           -----------   -----------


Other assets:

      Other assets                                              25,068         1,932
      Oil and gas properties using full cost accounting:
           Properties not subject to amortization              321,464     1,210,174
           Properties subject to amortization               15,282,967    21,856,363

      Capitalized loan costs, net                              324,694       662,511

      Derivative asset                                         175,756       974,752
                                                           -----------   -----------
                      Total other assets                    16,129,949    24,705,732
                                                           -----------   -----------


                                                           $19,741,790   $36,487,244
                                                           ===========   ===========



                                                                              September 30,   December 31,
                                                                                  2007           2006
                                                                              ------------    ------------
                                                                               (Unaudited)     (Audited)
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                        $    118,149    $    462,188
      Accrued liabilities                                                          394,454         430,190
      Current portion of long term debt                                         12,785,885      14,193,588
                                                                              ------------    ------------
                      Total current liabilities                                 13,298,488      15,085,966
                                                                              ------------    ------------

Long-term liabilities:
      Asset retirement obligation                                                  438,680         907,797
      Long-term derivative liability                                                  --            58,133
      Long-term debt, less current portion                                      13,510,583      13,169,895
                                                                              ------------    ------------
                      Total long-term liabilities                               13,949,263      14,135,825
                                                                              ------------    ------------

Commitments and contingencies:

Stockholders' Equity:
      Preferred stock, $0.001 par value, 10,000,000
                  shares authorized, no shares issued and
                  outstanding                                                         --              --
      Common stock, $0.001 par value, 100,000,000 shares
                  authorized, 29,090,926 and 29,084,597 issued and
                  outstanding                                                       29,090          29,084
                  at September 30, 2007 and December 31, 2006
                  respectively

      Stock for services not issued, 6,329 shares at December 31, 2006                --                 6
      Unamortized cost of stock, warrants & options issued for services               --        (1,461,747)
      Prepaid share-based compensation                                                --           (47,600)
      Additional paid-in capital                                                27,220,866      28,555,484

      Other comprehensive income                                                   175,756         916,619
      Accumulated (deficit)                                                    (34,931,673)    (20,726,393)
                                                                              ------------    ------------
                                                                                (7,505,961)      7,265,453
                                                                              ------------    ------------

                                                                              $ 19,741,790    $ 36,487,244
                                                                              ============    ============


                          See notes to condensed consolidated financial statements.



                                            Petrol Oil and Gas, Inc.
                                 Condensed Consolidated Statement of Operations
                                                   (Unaudited)



                                                    For the Nine Months Ended      For the Three Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      2007            2006            2007            2006
                                                  ------------    ------------    ------------    ------------
Revenue                                           $  4,249,576    $  4,988,661    $  1,301,347    $  1,947,729
                                                  ------------    ------------    ------------    ------------

Expenses:
     Direct costs                                    1,687,861       1,711,719         187,794         556,365
     Pipeline costs                                    758,363         651,731         206,644         267,809
     General and administrative                      1,384,179       1,769,788         421,226         398,373
     Impairment of oil & gas properties
     and pipelines                                   9,076,165            --           264,138            --
     Professional and consulting fees                  707,233       1,480,137         195,726         207,251
     Depreciation, depletion and
     amortization                                    1,714,278       1,939,619         468,824       1,005,939
                                                  ------------    ------------    ------------    ------------
         Total expenses                             15,328,079       7,552,994       1,744,352       2,435,737
                                                  ------------    ------------    ------------    ------------

Net operating (loss)                               (11,078,513)     (2,564,333)       (443,005)       (488,008)
                                                  ------------    ------------    ------------    ------------

Other income (expense):
     Interest expense                               (3,126,777)     (2,861,886)       (971,089)     (1,003,794)
                                                  ------------    ------------    ------------    ------------

Net (loss)                                        $(14,205,280)   $ (5,426,219)   $ (1,414,094)   $ (1,491,802)
                                                  ============    ============    ============    ============


Weighted average number of
     common shares outstanding - basic
     and fully diluted                              29,090,926      28,665,768      29,090,926      29,010,350
                                                  ============    ============    ============    ============

Net (loss) per share -
basic and fully diluted                           $       (0.4)   $      (0.19)   $      (0.05)   $      (0.05)
                                                  ============    ============    ============    ============


                            See notes to condensed consolidated financial statements.



                                      Petrol Oil and Gas, Inc.
                            Condensed Consolidated Statement of Cash Flows
                                             (Unaudited)



                                                                         For the Nine Months Ended
                                                                            September 30, 2007
                                                                       ----------------------------
                                                                           2007            2006
                                                                       ------------    ------------
Cash flows from operating activities
Net (loss)                                                             $(14,205,280)   $ (5,426,219)
Depreciation, depletion and amortization                                  1,376,468       1,939,619
Warrant accretion                                                           752,110         938,294

Shares issued for interest                                                     --           203,299
Accretion of asset retirement obligation                                     49,582          52,779

Impairment of oil & gas properties and pipelines                          9,076,165            --
Warrants, options and shares issued for services                            174,728       1,024,047
Adjustments to reconcile net (loss) to cash
     used in operating activities:
        Accounts receivable                                                (217,368)       (395,794)
        Prepaid and other assets                                            (69,530)        (29,972)
        Accounts payable                                                   (344,039)     (1,102,719)
        Accrued liabilities                                                 (35,737)        280,253
                                                                       ------------    ------------
Net cash used in operating activities                                    (3,442,901)     (2,516,413)
                                                                       ------------    ------------

Cash flows from investing activities

     Additions to other assets                                              (23,136)           --
     Purchase of other property and equipment                               (35,650)     (1,932,542)

     Additions to oil and gas properties not subject to amortization           --          (326,209)

     Sales of oil and gas properties                                        744,000            --
     Additions to oil and gas properties subject  to amortization          (468,490)     (9,599,771)
                                                                       ------------    ------------
Net cash used in investing activities                                       216,724     (11,858,522)
                                                                       ------------    ------------

Cash flows from financing activities
     Proceeds from loans payable                                             23,452      15,000,000

     Amortized loan fees                                                    337,817            --
     Payments on notes payable                                           (1,842,583)     (1,211,994)

     Proceeds from the exercise of warrants                                    --           241,875
                                                                       ------------    ------------
Net cash provided from (used in) financing activities                    (1,481,314)     14,029,881
                                                                       ------------    ------------

Net decrease in cash                                                     (4,707,491)       (345,054)
Cash - beginning                                                          5,917,958       8,435,203
                                                                       ------------    ------------
Cash - ending                                                          $  1,210,467    $  8,090,149
                                                                       ============    ============


                                                       For the Nine Months Ended
                                                          September 30, 2007
                                                        -----------------------
                                                           2007         2006
                                                        ----------   ----------

Supplemental disclosures:
                                                        $2,445,513
     Interest paid                                            --     $1,624,754
                                                        ==========   ==========
     Income taxes paid

                                                        ==========   ==========

Non-cash transactions


     Shares issued for oil & gas properties             $     --     $  615,998
                                                        ==========   ==========

     Shares issued for debt conversion                        --        963,301
                                                        ==========   ==========

     Shares  warrants and options issued for services         --      1,092,047
                                                        ==========   ==========


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

Note 3 - Stock Transactions and Consulting Agreements

During the three months ended March 31, 2007, we issued 6,329 shares of our common stock as previously authorized for public relations services.

A summary of stock options and warrants is as follows:
                                Options                   Warrants
                                -------                   --------
Outstanding 01/01/07           2,810,000      $1.70      14,936,666     $1.87
Granted                             --          --             --         --
Cancelled                     (2,050,000)      1.55      (6,703,333)     1.36
Exercised                           --          --             --         --
                             -----------                -----------
Outstanding 9/30/07              760,000      $2.12       8,233,333     $2.28
                             ===========                ===========


Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented. See Note 8 for sale of oil & gas properties and release of asset retirement obligation.

                                                              September 30, 2007
                                                              ------------------
Asset retirement obligation, beginning of year                     $ 907,797
Liabilities incurred during the year                                    --
Liabilities settled during the year                                 (518,699)
Accretion of expense                                                  49,582
                                                                   ---------
Asset retirement obligations, end of year                          $ 438,680
                                                                   =========

Note 5 - Long-Term Debt

Long-term debt consists of the following:
                                                          September 30, 2007
                                                             ------------
Total notes payable                                          $ 26,650,898

Less unamortized cost of warrants                                (354,430)
                                                             ------------

                                                               26,296,468

Less current portion                                          (12,785,885)
                                                             ------------
    Total long-term debt                                     $ 13,510,583
                                                             ============


During the quarter and nine months ended September 30, 2007, the accretion of the warrants that was included in interest expense totaled $207,941 and $752,110, respectively.

Note 6 - Fixed Price Sales Contracts

We have entered into various agreements with our customers to sell gas at a fixed price. At September 30, 2007 we had contracts covering approximately 45,600 mmbtu per month for the period of October 2007 through February 2008 at an average price of $7.23 per mmbtu and basis agreements covering approximately 15,200 mmbtu per month for the same period.

Note 7 - Impairment of oil & gas properties and pipeline

We have impaired our oil & gas properties by $264,138 and $9,076,165 in the three and nine month period ended September 30, 2007 respectively based on our reserve study of the present value of future cash flows discounted by 10%. The impairment is primarily attributable to decline in reserves. We also impaired the Burlington and Waverly pipelines by $0 and $3,537,377 in the three and nine month period ended September 30, 2007 respectively to the fair market value of zero as we have determined these facilities will not be used and are not saleable.

Note 8 - Sale of oil and gas properties

On September 14, 2007, we entered into an agreement with Enerjex Resources, Inc. for the sale of approximately 200 oil wells and a 100% working interest in 1,100 gross acres of leaseholds located in eastern Kansas for a cash purchase price of $800,000. There was a fee owed to a consultant who assisted us in the transaction of $56,000. In connection with the sale of the wells we reduced our asset retirement obligation relating to the plugging liabilities related to these wells by $518,699. The net proceeds we received and the liability reduction totaled $1,262,699 and this was recorded as a reduction of the oil and gas properties subject to amortization account.

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

          Forward-looking statements may include the words "may," "could," "will be," "estimate," "intend," "plan," "continue," "believe," "expect," "anticipate," "goal" or "forecast" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except as otherwise required by applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

          Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

     o attainment of profitable operations based on the development of oil and gas products that can be sold, and the continued availability of debt or equity financing. The Company's ability to continue to operate is contingent on refinancing or restructuring indebtedness. See "Liquidity and Capital Resources".
     o increased competitive pressures from existing competitors and new entrants;
     o increases in interest rates or our cost of borrowing or a default under any material debt agreements;
     o    deterioration in general or regional economic conditions;
     o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
     o    hedging risks;
     o    ability to attract and retain key personnel;
     o    inability to achieve future sales levels or other operating results;
     o fluctuations of oil and gas prices; o the unavailability of funds for capital expenditures; and
     o    operational inefficiencies in distribution or other systems.

          For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2006, and to the extent applicable, our Quarterly Reports on Form 10-Q.

          References to "Petrol", "the Company", "we," "us," and "our" refer to Petrol Oil and Gas, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

          We are an oil and gas exploration, development and production company. Our properties are located in the Cherokee and Forrest Basins along the Kansas and Missouri border. Our corporate strategy has been to build value through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production, with a focus on Coal Bed Methane ("CBM") reservoirs in the central U.S. In prior periods, we have described five separate projects of the Company. Two of those projects, the Pomona Project and the Missouri Project have been abandoned and the leases covering those projects have expired. We have segregated our current operations into three separate projects, which include:

          Petrol-Neodesha Project
          -----------------------

                    Our gas producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the Company's total of approximately 56,000 gross leased acres. However, this project produces substantially all of the Company's gas production.

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

         Coal Creek Project
         ------------------

                    The Coal Creek Project, centered in Coffey County, Kansas, includes leases covering about 46,000 gross acres. Leases for the Coal Creek Project covering approximately 46,000 gross acres have recently expired. The Company has invested approximately $15 million in the Coal Creek Project for the construction of a gathering system and the drilling and completion of over 50 CBM wells. Of these wells, only four wells are producing natural gas, and only one of these is producing CBM. Total production from these wells is minimal. Due to a number of technical issues with the wells and the geology, it is doubtful that significant production will ever be obtained from these properties. The Company does not currently plan to drill any additional CBM wells in the Coal Creek Project. The Company doubts that the Coal Creek Project will at any time in the future contribute to the Company's revenues to any significant extent. The Company is currently evaluating whether there are exploration and development opportunities for oil or conventional natural gas from the leases acquired for the Coal Creek Project.

         Oil Field Project
         -----------------

                    Petrol holds a 100% working interest in several oil producing properties in eastern Kansas that produced approximately 22,249 barrels of oil (bbl) during 2006 (17,954 bbl net to Petrol). The oil producing wells on these properties and in the surrounding areas are generally defined as stripper wells and usually produce under the influence of a water flood. A part of the leases that comprise this project were sold in September 2007. See Note 8 to the Company's Condensed Financial Statements included herein.



          At September 30, 2007, the Company had long term debt (including the current portion of long term debt) of approximately $26.7 million. Approximately
$15 million of this debt was utilized to develop the Coal Creek Project, which has contributed no significant revenue to the Company. As a result, the Company's cash position has seriously declined. On October 28, 2007, the Company was required to make a principal payment of approximately $1.1 million on a portion of its long term debt. The Company did not have adequate cash to make such principal payment and is currently in default under the terms of the note for this long term debt. There can be no assurance that the Company will be able to cure this default or to obtain adequate cash to service its other debt as it comes due.

Results of Operations for the Three Months Ended September 30, 2007 and 2006.

          The following table summarizes selected items from the statement of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.


                                                   Three Months Ended
                                                      September 30            Increase     Percentage
                                                  2007            2006       (Decrease)      Change
                                              -----------    -----------    -----------    -----------
Revenue                                       $ 1,301,347    $ 1,947,729       (646,382)     (33.2%)

Expenses:
   Direct costs                                   187,794        556,365       (368,571)     (66.2%)
   Pipeline costs                                 206,644        267,809        (61,165)     (22.8%)
   General and administrative                     421,226        398,373         22,853        5.7%
   Impairment of oil and gas properties
   And pipelines                                  264,138           --          264,138     NA
   Professional and consulting fees               195,726        207,251        (11,525)      (5.6%)
   Depreciation, depletion and amortization       468,824      1,005,939       (537,115)     (53.4%)
                                              -----------    -----------    -----------    -----------
     Total expenses                             1,744,352      2,435,737       (691,385)     (26.4%)
                                              -----------    -----------    -----------    -----------

Net operating (loss)
                                                 (443,005)      (488,008)       (45,003)      (9.2%
                                              -----------    -----------    -----------    -----------

Other income (expense):
   Interest expense                              (971,089)    (1,003,794)       (32,705)      (3.3%)
                                              -----------    -----------    -----------    -----------

Net income (loss)                             $(1,414,094)   $(1,491,802)   $   (77,708)      (5.2%)
                                              ===========    ===========    ===========    ===========


          Revenues. Revenues for the three months ended September 30, 2007 were $1,301,347 compared to revenues of $1,947,729 in the three months ended
September 30, 2006. This resulted in a decrease of $646,382 or 33.2%, from the same period one year ago. The decrease in revenues is primarily the result of decreased production, together with decreased pricing (after impact of the Company's hedging activities).

          Direct Costs. Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct costs for the three months ended September 30, 2007 were $187,794, a decrease of $368,571 or 66.2%, from $556,365 for the three months ended
September 30, 2006. For the most part, this decrease reflects expenses related to the Company's failed efforts to dewater and obtain commercial production from wells drilled beginning during the last half of 2006 with respect to its Burlington and Waverly properties in the Coal Creek Project. The Company ceased dewatering efforts in Coal Creek near the end of the Company's second quarter
2007.


          Pipeline Costs. Pipeline costs for the three months ended September 30, 2007 were $206,644, a decrease of $61,165, or 22.8%, from $267,809 for the three months ended September 30, 2006. This decrease is primarily the result of reduced expenses related to the operation of the Company's pipeline system supporting its Burlington and Waverly properties in the Coal Creek Project, which operations were discontinued in the second quarter of 2006.

          General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2007 were $421,226, an increase of $22,853, or 5.7%, from $398,373 for the three months ended September 30, 2006. The small increase in general and administrative expenses is attributable to additional costs relating to the moving of corporate operations.

          Impairment of Oil and Gas Properties. We have impaired our oil and gas properties by $264,138 in the three months ended September 30, 2007 based on our reserve study of the present value of future cash flows discounted by 10%. The impairment is primarily attributable to decline in reserves

          Professional and Consulting Fees. Professional and consulting fees for the three months ended September 30, 2007 was $195,726, a decrease of $11,525, or 5.6%, from $207,251 for the three months ended September 30, 2006. The decrease in professional and consulting fees in the current period was a result of decreased investor relations fees and a lessened reliance on outside consultants.

          Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense for the three months ended September 30, 2007 was $468,824, an decrease of $537,115, or 53.4%, from $1,005,939 for the three months ended September 30, 2006. The decrease in depreciation, depletion and amortization expense was a result of lower depreciation due to the impairment of the pipeline in the second quarter.

          Net Operating Loss. The net operating loss for the three months ended September 30, 2007 was $443,005 , versus a net operating loss of $488,008 for the three months ended September 30, 2006.

          Interest Expense. Interest expense for the three months ended September 30, 2007 was $971,089, a decrease of $32,705 , or 3.3% , from $1,003,794 for the three months ended September 30, 2006. The decrease in interest expense is primarily the result of reduced principal balances due to repayment of long term debt in accordance with its terms.



Results of Operations for the Nine months Ended September 30, 2007 and 2006.

         The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

                                         Nine Months Ended September 30,
                                          ----------------------------      Increase       Percentage
                                              2007            2006         (Decrease)        Change
                                          ------------    ------------    ------------    ------------
Revenue                                   $  4,249,576    $  4,988,661    $   (739,085)      14.8%

Expenses:
   Direct costs                              1,687,861       1,711,719         (23,858)      (1.4%)
   Pipeline costs                              758,363         651,731         106,632       16.4%
   General and administrative                1,384,179       1,769,788        (385,609)     (21.8%)
   Impairment of oil and gas properties
   and pipelines                             9,076,165            --         9,076,165        N/A
   Professional and consulting fees            707,233       1,480,137        (772,904)     (52.2%)
   Depreciation, depletion and
   amortization                              1,714,278       1,939,619        (225,341)     (11.6%)
                                          ------------    ------------    ------------    ------------
     Total expenses                         15,328,079       7,552,994       7,775,085      102.9%
                                          ------------    ------------    ------------    ------------

Net operating (loss)                       (11,078,513)     (2,564,333)     (8,514,180)    (332.0%)
                                          ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense                         (3,126,777)     (2,861,886)        264,891        9.3%
                                          ------------    ------------    ------------    ------------

Net income (loss)                         $(14,205,280)   $ (5,426,219)   $ (8,779,061)    (161.8%)
                                          ============    ============    ============    ============


          Revenues. Revenues for the nine months ended September 30, 2007 were $4,249,576 compared to revenues of $4,988,661 in the nine months ended September
30, 2006. This resulted in a decrease of $739,085 or 14.8%, from the same period one year ago. The decrease in revenues is primarily the result of decreased production, together with decreased pricing (after impact of the Company's hedging activities).

          Direct Costs. Direct costs for the nine months ended September 30, 2007 were $1,687,861, a decrease of $23,858 or 1.4%, from $1,711,719 for the nine months ended September 30, 2006. For the most part, this decrease reflects expenses incurred in 2007 related to the Company's failed efforts to dewater and obtain commercial production from wells drilled beginning during the last half of 2006 with respect to its Burlington and Waverly properties in the Coal Creek
Project. The Company ceased dewatering efforts in Coal Creek near the end of the Company's second quarter 2007.

          Pipeline Costs. Pipeline costs for the nine months ended September 30, 2007 were $758,363, an increase of $106,632, or 16.4%, from $651,731 for the nine months ended September 30, 2006. This increase is primarily the result of increased expenses related to the operation of the Company's pipeline system supporting its Burlington and Waverly properties in the Coal Creek Project, which construction began during the last half of 2006. During the nine months ended September 30, 2007, we impaired the Burlington and Waverly pipelines by $3,537,377 to the fair market value of zero, as we have determined these facilities will not be used and are not saleable.

          General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2007 were $1,384,179, a decrease of $385,609, or 21.8%, from $1,769,788 for the nine months ended
September 30, 2006. The decrease in general and administrative expenses is attributable to the streamlining and reduction of expenses.





          Impairment of Oil and Gas Properties. We have impaired our oil and gas properties by $5,538,788 based on our reserve study of the present value of future cash flows discounted by 10%. The impairment is primarily attributable to decline in reserves. We also impaired the Burlington and Waverly pipelines by $3,537,377 to the fair market value of zero as we have determined these facilities will not be used and are not saleable.

          Professional and Consulting Fees. Professional and consulting fees for the nine months ended September 30, 2007 was $707,233, a decrease of $772,904, or 52.2%, from $1,408,137 for the nine months ended September 30, 2006. The decrease in professional and consulting fees in the current period was a result of decreased investor relations fees and a lessened reliance on outside consultants.

          Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense for the nine months ended September 30, 2007 was $1,714,278, a decrease of $225,341, or 11.6%, from $1,939,619 for the nine months ended September 30, 2006. The decrease in depreciation, depletion and amortization expense was a result of an $8,812,027 writeoff of impaired oil and gas properties in the second quarter of 2007.

          Net Operating Loss. The net operating loss for the nine months ended
September 30, 2007 was $11,078,513, versus a net operating loss of $2,564,333 for the nine months ended September 30, 2006. This increase is primarily the result of the impairment of oil and gas properties and pipeline.

          Interest Expense. Interest expense for the nine months ended September
30, 2007 was $3,126,777) , an increase of $264,891 from $2,861,886 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

          During the nine months ended September 30, 2007 our cash position decreased by $4,707,491. During that period, our operating activities utilized
$3,442,901 of cash mainly from operating expenses we incurred, and we made payments on notes payable of $1,842,583. The following table summarizes total assets, accumulated deficit, stockholders' equity and working capital at September 30, 2007 compared to December 31, 2006.


                                                                Increase / (Decrease)
                            September 30,   December 31,    ----------------------------
                                2007            2006              $               %
                            ------------    ------------    ------------    ------------
Current assets              $  2,160,181    $  6,580,774    $ (4,420,593)      (67.2%)
                            ============    ============    ============    ============

Current liabilities           13,028,487      15,085,966      (2,057,479)      (13.6%)
                            ============    ============    ============    ============

Working capital (deficit)   $(10,868,306)   $ (8,505,192)   $ (2,363,114)      (27.8%)
                            ============    ============    ============    ============

          Financing. On October 28, 2004, we entered into agreements with Laurus
Master Fund, Ltd., a Cayman Islands corporation. Under the terms of the Laurus
Funds agreements, we issued a Secured Convertible Term Note (the "Note") in the aggregate principal amount of $8,000,000 and a five-year warrant (the "Warrant") to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per share. On June 2, 2006, Laurus transferred the 5,333,333 warrants to Pallas Production Corp. ("Pallas"). The
Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

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

          As of September 30, 2007, Laurus had converted $2,283,823 of principal payments into 1,522,550 shares of our common stock and $779,352 of accrued interest into 519,568 shares of our common stock (2,042,118 shares in total). The conversion of principal and accrued interest allowed us additional cash to use in our operations.

          On October 31, 2005, we entered into another financing agreement with Laurus, under which $10,000,000 was funded into an escrow account and was disbursed to us in November 2005 after finalization of certain closing requirements. We issued a three-year Secured Term Note in the aggregate principal amount of $10,000,000 and a five-year warrant to purchase 1,000,000 shares of our common stock at $2.00 per share. On June 20, 2006, Laurus transferred the 1,000,000 warrants to Pallas. The note bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. In addition, Laurus, in their sole discretion, was able to purchase additional notes from us in an aggregate principal amount of up to $40,000,000 pursuant to substantially similar terms of the initial note dated October 31, 2005.

          On June 30, 2006, we entered into agreements with Laurus to draw down an additional $5,000,000 under the credit facility provided by Laurus in October 2005. Under the terms of the Laurus agreements we issued a Secured Term Note in the aggregate principal amount of $5,000,000 and a five-year warrant to purchase 200,000 shares of our common stock at $1.80 per share. On June 20, 2006, Laurus transferred the 200,000 warrants to Pallas. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, we amended and restated our previous $10,000,000 Secured Term Note dated October 31, 2005 with Laurus.

          On April 7, 2006, the funds were released from Escrow. Net proceeds to Petrol from the financing, after payment of fees and expenses to Laurus and its affiliates, were $4,806,688. The proceeds were primarily utilized by Petrol for drilling activities on our Coal Creek Project.

          On May 31, 2006, we entered into agreements with Laurus to draw down an additional $10,000,000 under the credit facility provided by Laurus in October 2005. Under the terms of the Laurus agreements we issued a Secured Term
Note in the aggregate principal amount of $10,000,000 and a five-year warrant to purchase 400,000 shares of our common stock at $1.65 per share. On June 20, 2006, Laurus transferred the 400,000 warrants to Pallas. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the execution of the new Laurus Funds agreements, Petrol amended and restated its previous $10,000,000 Secured Term Note dated October 31, 2005 and the $5,000,000 Secured Term Note dated September 30, 2006 with Laurus Funds.

          On June 2, 2006, the funds were released from Escrow. Net proceeds to Petrol from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $9,629,679. The proceeds were primarily utilized by Petrol for drilling activities on Petrol's Coal Creek Project.

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

          Satisfaction of Our Cash Obligations for the Next 12 months. Due to the poor results of our development efforts with the Coal Creek Project, we have realized no significant increase in revenues, while simultaneously dramatically increasing our debt levels. As a result, the Company's principal focus at this time is to maximize cash flow to service our debt obligations. On October 28, 2007, the Company was required to make a principal payment of approximately $1.1 million on a portion of its long term debt. The Company did not have adequate cash to make such principal payment and is currently in default under the terms of the note for this long term debt. There can be no assurance that the Company will be able to cure this default or to obtain adequate cash to service its other debt as it comes due. In addition, we expect to continue incurring operating losses over the next twelve months.

          We are also required to make certain lease payments to maintain our rights to develop and drill for oil and gas on our existing leases. These lease payments are material obligations to us. There can be no assurance that the Company will have adequate cash to make these lease payments, which could result in the Company losing its rights under such leases. Due to the Company's changing priorities, it may determine to forego selected lease payments and allow the related leases to expire.

General Operations

          Petrol's field development plans and strategies are employed throughout its multiple project areas and incorporates several assessment stages. Each new well is drilled through all possible CBM reservoirs and individually evaluated. Upon a favorable evaluation of its overall production capacity the well will be fully completed in as many gas producing intervals as possible and then connected to our local gas gathering and water disposal pipelines.

          When a proposed drilling site is identified, as a licensed operator in the State of Kansas, Petrol is engaged in all aspects of well site operations. As a state licensed operator we are responsible for permitting the well, which includes obtaining permission from the Kansas Oil and Gas Commission relative to spacing requirements and any other county, state and federal environmental regulatory issues required at the time that the permitting process commences. Additionally, Petrol formulates and delivers to all interest owners an operating agreement establishing each participant's rights and obligations in that particular well based on the location of the well and the ownership. In addition to the permitting process, we as the operator are responsible for hiring the driller, geologist and land men to make final decisions relative to the zones to be targeted, confirming that we have good title to each leased parcel covered by the spacing permit and to actually drill the well to the target zones. Petrol is responsible for completing each successful well and connecting it to the most appropriate section of the gas gathering system.

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

          Along with the drilling and completion of our production wells, our subsidiary pipeline companies formulate, design and install a gas gathering and compression system to transport the gas from wellhead to the high pressure interstate pipeline tap and sales market. We have identified several major interstate distribution pipelines that operate within and pass through the counties in which we have lease holdings. These include pipelines owned and operated by Southern Star, CMS Energy, Enbridge and Kinder Morgan. We have initiated contact with these companies to ascertain the specific locations of their pipelines, their requirements to transport gas from us (including volume of gas and quality of gas), and the costs to connect to their pipelines. We currently have agreements with Southern Star in our Petrol-Neodesha Project and Enbridge in our Coal Creek Project

          The price obtained for produced oil and gas is dependent on numerous factors beyond our control, including domestic and foreign production rates of oil and gas, market demand and the effect of governmental regulations and incentives. To reduce the impact of these extraneous factors, we often enter into forward sales contracts for a portion of the gas and oil we produce. However, we do not have any delivery commitments for gas or oil from wells not currently drilled or producing. Because the U.S. government's has been encouraging increases in domestic production of energy, coupled with the high demand for natural gas, we do not anticipate any difficulties in selling any oil and gas we produce, once it has been delivered to a distribution facility.

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

          We have entered into various agreements with our customers to sell gas at a fixed price. At September 30, 2007 we had contracts covering approximately 45,600 mmbtu per month for the period of October 2007 to February 2008 at an average price of $7.23 per mmbtu and basis agreements covering approximately 15,200 mmbtu per month for the same period.

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

Item 1A. Risk Factors.

         There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

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


                                            PETROL OIL AND GAS, INC.


                                            By:  /s/  Loren Moll
                                               --------------------------------
                                                      Loren Moll,
                                                      Chief Executive Officer
                                                      (On behalf of the
                                                      registrant and as
                                                      principal accounting
                                                      officer)

Date:  November 19, 2007

                                INDEX TO EXHIBITS

Exhibit
Number              Exhibits
------------        -----------------------------------------------------------

31.1 Certification of the Company's Chief Executive Officer and principal accounting officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1 Certification of the Company's Chief Executive Officer and principal accounting officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).