Form 10-K
period 2007-12-31
PETROL OIL & GAS INC
filed 2008-05-16
CIK 1109348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-30009

                            PETROL OIL AND GAS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                              90-0066187
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          11020 King Street, Suite 375
                           Overland Park, Kansas 66210
                     --------------------------------------
                    (Address of principal executive offices)

                                 (913) 323-4925
               --------------------------------------------------
              (Registrant's telephone number, including area code)


      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.        Yes      No  X
                                                        -----   -----

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act. Yes      No  X
                                                        -----   -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 day              Yes      No  X
                                                        -----   -----

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

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                       -----                   -----                       -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                -----   -----

     As of June 30, 2007, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $9,094,324 based on the closing sale price of the registrant's common stock on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System.

     The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2008 was 29,090,926 shares.

                            PETROL OIL AND GAS, INC.

                                    FORM 10-K

                   For The Fiscal Year Ended December 31, 2007

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

         In this Form 10-K references to "PETROL", "the Company", "we," "us," and "our" refer to PETROL OIL AND GAS, INC. and its subsidiaries.

                                     PART I

ITEM 1.       BUSINESS

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

         At December 31, 2007, the Company had long term debt (including the current portion of long term debt) of approximately $26.7 million. Approximately $15 million of this debt was utilized to develop the Coal Creek Project, which has contributed no significant revenue to the Company. As a result, the Company's cash position has seriously declined. On October 28, 2007, the Company was required to make a principal payment of approximately $1.1 million on a portion of its long term debt. The Company did not have adequate cash to make such principal payment and is currently in default under the terms of the note for this long term debt.

         On April 9, 2008, the Company's debt was declared in default and accelerated by the lenders, LV Administrative Services, Inc. ("LV"), administrative and collateral agent for Laurus Master Fund, Ltd. ("Laurus"), Valens Offshore SPV I, Ltd. ("Valens Offshore"), Valens U.S. SPV I, LLC ("Valens US"), Calliope Capital Corporation ("Calliope") and Pallas Production Corp. ("Pallas", and together with, Laurus, Valens Offshore, Valens US and Calliope, the "Holders").

            On April 30, 2008, the Company entered into a Foreclosure-Related Agreement (the "Foreclosure Agreement") with LV and the Holders. The aggregate amount due and owing to the Holders as of April 30, 2008 was approximately $35.7 million.

            The outstanding obligations are secured by various mortgages and other fixed and mixed assets and real and personal property pursuant to security and other agreements covering assets or other rights to which the Company has rights (all such assets, rights and collateral, collectively, the "Collateral"), a portion of which are assets and rights referred to as the "Petrol-Neodesha Project," located in Neosho and Wilson Counties, Kansas, consisting of, among other Collateral, mortgages, and real, personal property and fixed and mixed assets used in connection with the Petrol-Neodesha Project (the "Neodesha Collateral").

            The Agreement allows the Holders to foreclose on the Neodesha Collateral and governs the terms and conditions of the foreclosure. The Agreement provides that the Company will not contest the sale of the Neodesha Collateral, which will be conducted as a public foreclosure sale in accordance with Kansas law. The Company has agreed to reasonably assist LV and the Holders in the completion of the foreclosure sale. After the sale of the Neodesha Collateral becomes final, LV and the Holders will release Petrol of all remaining amounts owed or claims they may have, and the Holders will reassign to Petrol their overriding royalty interests in the mineral leases located at the Company 's Coal Creek Project.

            As part of the Agreement, the Company will cancel all outstanding warrants for purchases of securities issued to Holders in connection with the Outstanding Obligations and replace them with warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.20 per share.

            The foreclosure by LV and the Holders described above will leave the Company with far fewer assets than it currently has. There can be no assurance that the Company will be able to continue operations and satisfy its obligations in the future.

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

            Petrol-Neodesha Project

            Our gas producing leases known as Petrol-Neodesha, in the Neosho and Wilson counties, account for approximately 10,000 of the Company's total of approximately 56,000 gross leased acres. However, this project produces substantially all of the Company's gas production. As discussed above, this project will be subject to foreclosure by our lenders pursuant to the Foreclosure Agreement.

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

            The Company is currently evaluating the cost of plugging and abandoning the wells drilled on the Coal Creek Project and the salvage value of the assets located on that project.

            Oil Field Project

            Petrol currently holds a 100% working interest in several oil producing properties in eastern Kansas that produced approximately 4,744 barrels of oil (bbl) during 2007 (3,819 bbl net to Petrol). The oil producing wells on these properties and in the surrounding areas are generally defined as stripper wells and usually produce under the influence of a water flood. Most of the leases that comprise this project were sold in September 2007.

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

         From April 2007 through March 2008 Petrol has agreed to sell approximately 30,500 mmbtu at an average sales price of $7.32. The remainder of Petrol's gas sales will be at current market price.

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

Environmental Matters

         Our operations and properties subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

o require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

o limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

o impose substantial liabilities for pollution resulting from our operations.

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

Personnel

         We currently have eight full time employees and three part time employees as well as up to twelve contract personnel that support and operate our field operations. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements.

Available Information. Our Internet website address is www.petroloilandgas.com. Information contained on our website is not part of this report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (SEC) are available on our Internet website (in the "Investor Relations" section), free of charge, as soon as reasonably practicable after we file or furnish such material. Our governance documents are available in print to any stockholder that makes a written request to the Secretary of the Corporation at Corporate Woods, Building 51, 9393 West 110th Street, Suite 500, Overland Park, Kansas 66210.

ITEM 1A. RISK FACTORS

Risks Associated with Laurus Funds Financing

We have substantial indebtedness to Laurus Master Fund, Ltd. which is secured by substantially all of our assets. We are in default on the secured notes issued to Laurus Funds, and Laurus Funds plans to foreclose on our Neodesha Project assets, which constitute most of the valuable assets of the Company.

         On April 9, 2008, the Company's debt was declared in default and accelerated by the Company's lenders, LV and the Holders. On April 30, 2008, the Company entered into a Foreclosure Agreement with LV and the Holders. The aggregate amount due and owing to the Holders as of April 30, 2008 was approximately $35.7 million. The outstanding obligations are secured by various mortgages and other fixed and mixed assets and real and personal property pursuant to security and other agreements covering assets or other rights to which Petrol has rights (all such assets, rights and collateral, collectively, the "Collateral"), a portion of which are assets and rights referred to as the "Petrol-Neodesha Project," located in Neosho and Wilson Counties, Kansas, consisting of, among other Collateral, mortgages, and real, personal property and fixed and mixed assets used in connection with the Petrol-Neodesha Project (the "Neodesha Collateral").

            The Foreclosure Agreement allows the Holders to foreclose on the Neodesha Collateral and governs the terms and conditions of the foreclosure. The Agreement provides that Petrol will not contest the sale of the Neodesha Collateral, which will be conducted as a public foreclosure sale in accordance with Kansas law. Petrol has agreed to reasonably assist LV and the Holders in the completion of the foreclosure sale. After the sale of the Neodesha Collateral becomes final, LV and the Holders will release Petrol of all remaining amounts owed or claims they may have, and the Holders will reassign to Petrol their overriding royalty interests in the mineral leases located at Petrol's Coal Creek Project.

         The foreclosure by LV and the Holders described above will leave the Company with far fewer assets than it currently has. There can be no assurance that the Company will continue operations and be able to satisfy its obligations in the future.

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

         The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

     o    geological conditions;
     o    changes in governmental regulations and taxation;
     o    assumptions governing future prices;
     o    the amount and timing of actual production;
     o    availability of funds;
     o    future operating and development costs; and
     o    capital costs of drilling new wells.

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

         The SEC permits natural gas companies, in their filings with the SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. The SEC's guidelines strictly prohibit us from including "probable reserves" and "possible reserves" in filings with the SEC. We also caution you that the SEC views such "probable" and "possible" reserve estimates as inherently unreliable and these estimates may be seen as misleading to investors unless the reader is an expert in the natural gas industry. Unless you have such expertise, you should not place undo reliance on these estimates. Potential investors should also be aware that such "probable" and "possible" reserve estimates will not be contained in any "resale" or other registration statement filed by us that offers or sells shares on behalf of purchasers of our common stock and may have an impact on the valuation of the resale of the shares. We undertake no duty to update this information and does not intend to update the information.

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

         Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices declined significantly in late 1998 and 1999 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this volatility are:

          o worldwide or regional demand for energy, which is affected by economic conditions;
          o    the domestic and foreign supply of natural gas and oil;
          o    weather conditions;
          o    domestic and foreign governmental regulations;
          o    political conditions in natural gas and oil producing regions;
          o the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
          o    the price and availability of other fuels.

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

         The natural gas and oil business involves a variety of operating risks, including:

         o    fires;
         o    explosions;
         o    blow-outs and surface cratering;
         o    uncontrollable flows of oil, natural gas, and formation water;
         o natural disasters, such as hurricanes and other adverse weather conditions;
         o    pipe, cement, or pipeline failures;
         o    casing collapses;
         o    embedded oil field drilling and service tools;
         o    abnormally pressured formations; and
         o environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

         If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

         o    injury or loss of life;
         o severe damage to and destruction of property, natural resources and equipment;
         o    pollution and other environmental damage;
         o    clean-up responsibilities;
         o    regulatory investigation and penalties;
         o    suspension of our operations; and
         o    repairs to resume operations.

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

         Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

         o    location and density of wells;
         o the handling of drilling fluids and obtaining discharge permits for drilling operations;
         o accounting for and payment of royalties on production from state, federal and Indian lands;
         o bonds for ownership, development and production of natural gas and oil properties;
         o    transportation of natural gas and oil by pipelines;
         o operation of wells and reports concerning operations; and o taxation.

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

         As a result of our deficiency in working capital at December 31, 2007, the anticipated foreclosure by our secured lenders and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the expansion and continuation of operations.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Petrol; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Petrol are being made only in accordance with authorizations of management and directors of Petrol, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Petrol's assets that could have a material effect on the financial statements.

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

Risk Factors Relating to Our Common Stock
-----------------------------------------

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

         Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

         o Deliver to the customer, and obtain a written receipt for, a disclosure document;
         o    Disclose certain price information about the stock;
         o Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
         o Send monthly statements to customers with market and price information about the penny stock; and
         o In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

         Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

           In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We could be subject to class action litigation due to stock price volatility, which, if occurs, could result in substantial costs or large judgments against us.

           The market for our common stock may experience extreme price and volume fluctuations, which may be unrelated or disproportionate to our operating performance or prospects. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management's attention and resources, which could have a negative effect on our business, operating results and financial condition.

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

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock, which could adversely affect the voting power of our common stock holders.

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

         The Nevada Revised Statutes (the "NRS") contain two provisions, described below as "Combination Provisions" and the "Control Share Act," that may make more difficult the accomplishment of unsolicited or hostile attempts to acquire control of Petrol through certain types of transactions.

         Restrictions on Certain Combinations Between Nevada Resident Corporations and Interested Stockholders. The NRS includes the Combination Provisions prohibiting certain "combinations" (generally defined to include certain mergers, disposition of assets transactions, and share issuance or transfer transactions) between a resident domestic corporation and an "interested stockholder" (generally defined to be the beneficial owner of 10% or more of the voting power of the outstanding shares of the corporation), except those combinations which are approved by the board of directors before the interested stockholder first obtained a 10% interest in the corporation's stock. There are additional exceptions to the prohibition, which apply to combinations if they occur more than three years after the interested stockholder's date of acquiring shares. The Combination Provisions apply unless the corporation elects against their application in its original articles of incorporation or an amendment thereto. Our articles of incorporation do not currently contain a provision rendering the Combination Provisions inapplicable.

         Nevada Control Share Act. Nevada's Control Share Act imposes procedural hurdles on and curtails greenmail practices of corporate raiders. The Control Share Act temporarily disenfranchises the voting power of "control shares" of a person or group ("Acquiring Person") purchasing a "controlling interest" in an "issuing corporation" (as defined in the NRS) not opting out of the Control Share Act. In this regard, the Control Share Act will apply to an "issuing corporation", unless the articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest provide that it is inapplicable. Our articles of incorporation and bylaws do not currently contain a provision rendering the Control Share Act inapplicable.

         Under the Control Share Act, an "issuing corporation" is a corporation organized in Nevada which has 200 or more stockholders of record, at least 100 of whom have addresses in that state appearing on the company's stock ledger, and which does business in Nevada directly or through an affiliated company. Our status at the time of the occurrence of a transaction governed by the Control Share Act (assuming that our articles of incorporation or bylaws have not theretofore been amended to include an opting out provision) would determine whether the Control Share Act is applicable. We currently conduct business in Nevada through an executive office located in Las Vegas, Nevada.

         The Control Share Act requires an Acquiring Person to take certain procedural steps before he or it can obtain the full voting power of the control shares. "Control shares" are the shares of a corporation (1) acquired or offered to be acquired which will enable the Acquiring Person to own a "controlling interest," and (2) acquired within 90 days immediately preceding that date. A "controlling interest" is defined as the ownership of shares which would enable the Acquiring Person to exercise certain graduated amounts (beginning with one-fifth) of all voting power of the corporation in the election of directors. The Acquiring Person may not vote any control shares without first obtaining approval from the stockholders not characterized as "interested stockholders" (as defined below).

         To obtain voting rights in control shares, the Acquiring Person must file a statement at the principal office of the issuer ("Offeror's Statement") setting forth certain information about the acquisition or intended acquisition of stock. The Offeror's Statement may also request a special meeting of stockholders to determine the voting rights to be accorded to the Acquiring Person. A special stockholders' meeting must then be held at the Acquiring Person's expense within 30 to 50 days after the Offeror's Statement is filed. If a special meeting is not requested by the Acquiring Person, the matter will be addressed at the next regular or special meeting of stockholders.

         At the special or annual meeting at which the issue of voting rights of control shares will be addressed, "interested stockholders" may not vote on the question of granting voting rights to control the corporation or its parent unless the articles of incorporation of the issuing corporation provide otherwise. Our articles of incorporation and bylaws do not currently contain a provision allowing for such voting power.

If full voting power is granted to the Acquiring Person by the disinterested stockholders, and the Acquiring Person has acquired control shares with a majority or more of the voting power, then (unless otherwise provided in the articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest) all stockholders of record, other than the Acquiring Person, who have not voted in favor of authorizing voting rights for the control shares, must be sent a notice advising them of the fact and of their right to receive "fair value" for their shares. Our articles of incorporation and bylaws do not provide otherwise. By the date set in the dissenter's notice, which may not be less than 30 nor more than 60 days after the dissenter's notice is delivered, any such stockholder may demand to receive from the corporation the "fair value" for all or part of his shares. "Fair value" is defined in the Control Share Act as "not less than the highest price per share paid by the Acquiring Person in an acquisition."

         The Control Share Act permits a corporation to redeem the control shares in the following two instances, if so provided in the articles of incorporation or bylaws of the corporation in effect on the tenth day following the acquisition of a controlling interest: (1) if the Acquiring Person fails to deliver the Offeror's Statement to the corporation within 10 days after the Acquiring Person's acquisition of the control shares; or (2) an Offeror's Statement is delivered, but the control shares are not accorded full voting rights by the stockholders. Our articles of incorporation and bylaws do not address this matter.

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



                                           ----------------------------------------------
                                                       Years Ended December 31,
                                           ----------------------------------------------
                                                 2007            2006            2005
                                           ----------------------------------------------
Production revenues                         $ 5,488,673     $ 6,532,798     $ 5,244,806
Production and pipeline costs                (2,605,257)     (3,819,432)     (3,315,438)
Depreciation and depletion                   (1,387,300)     (1,793,788)       (808,138)
Income tax (allocated on gross profits
based on statutory rates)                      (509,000)       (285,000)       (345,000)
                                           ----------------------------------------------
Results of operations for producing
activities                                    $ 987,116       $ 634,578      $  776,230
                                           ==============================================

Executive and Field Offices

         In April 2006 we relocated our principal executive offices to Kansas.
The address of our headquarters is 11020 King Street, Suite 375, Overland Park,
Kansas 66210.


ITEM 3.           LEGAL PROCEEDINGS

         Petrol is and may become involved in various routine legal proceedings incidental to its business. However, to Petrol's knowledge as of the date of this report, there are no material pending legal proceedings to which Petrol is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

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

         ---------------------------------------------------------------------
                                    2007                          2006
         ---------------------------------------------------------------------
                            High            Low           High           Low
         ---------------------------------------------------------------------
         1st Quarter
                           0.5795          0.43           2.19           1.55
         ---------------------------------------------------------------------
         2nd Quarter        0.45           0.27           1.89           1.20
         ---------------------------------------------------------------------
         3rd Quarter        0.30           0.065          1.39           0.44
         ---------------------------------------------------------------------
         4th Quarter        0.13           0.027          0.78           0.43
         ---------------------------------------------------------------------

(b) Holders of Common Stock

         As of May 12, 2008, we had approximately 90 stockholders of record of the 29,090,926 shares outstanding. As of May 12, 2008, the closing price of our shares of common stock was $0.14 per share. (c) Dividends

         We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2002/2003 Stock Option Plan

           Effective December 16, 2002, we adopted a 2002/2003 Stock Option
Plan. The maximum number of shares that may be issued pursuant to the plan is 3,000,000 shares. As of December 31, 2007, all 3,000,000 options have been granted under this plan.

2006 Stock Option Plan

           Effective December 21, 2005, we adopted a 2006 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 3,000,000 shares. As of December 31, 2007, 610,000 options have been granted under this plan.

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

           The following table sets forth information as of December 31, 2007 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

--------------------------------------  -------------------------  -------------------------  ------------------------
                                                                                                 Number of shares
                                                                                               remaining available
                                                  Number                                       for future issuance
                                              of shares to be                                      under equity
                                           issued upon exercise        Weighted-average         compensation plans
                                             of outstanding           exercise price of          (excluding shares
                                            options, warrants        outstanding options,       reflected in column
                                                and rights           warrants and rights               (a))
Plan Category                                      (a)                       (b)                       (c)
--------------------------------------  -------------------------  -------------------------  ------------------------
Equity compensation plans
approved by stockholders                                    --                        $ --                       --

Equity compensation plans not
approved by stockholders                                 760,000                      $2.12                 5,240,000
--------------------------------------  -------------------------  -------------------------  ------------------------

Total                                                    760,000                      $2.12                 5,240,000
                                        =========================  =========================  ========================

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

Issuer Purchases of Equity Securities

           Petrol did not repurchase any of its equity securities during the years ended December 31, 2007 or 2006.

Recent Sales of Unregistered Securities

          On January 30, 2007, we issued 6,329 shares of our restricted common stock to ECON Investor Relations, Inc., as final payment for the services performed pursuant to its consulting agreement dated June 15, 2004. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).
The recipient of the shares was afforded an opportunity for effective access to files and records of Petrol that contained the relevant information needed to make its investment decision, including Petrol's financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth summary financial data derived from our financial statements. The data should be read in conjunction with the financial statements, related notes and other financial information included in this Form
10-K.

                                                                Year Ended December 31,
                                                                       (Audited)
                                    --------------------------------------------------------------------------------
                                          2007           2006          2005         2004       2003        2002
                                    --------------------------------------------------------------------------------
Revenue
Oil and gas activities                 $5,488,673     $6,532,798    $5,244,806    $866,924    $      -    $       -

Expenses:
   Direct costs                         2,605,257      2,908,693     3,084,494     221,339           -            -
   Pipeline costs                         856,814        910,739       230,944           -           -            -
   General and administrative           1,814,211      2,664,473     2,115,019   1,000,029     343,941       63,737
   Professional and consulting fees       766,683      1,957,177     2,577,970   1,906,036   1,374,754      639,508
   Impairment of oil and gas
   properties and pipeline             15,564,184              -             -           -           -            -
   Depreciation, depletion and
amortization                            2,338,490      2,811,185     1,392,342     213,475           -            -
   Acquisition costs                            -              -             -     654,000           -            -
                                    --------------------------------------------------------------------------------
     Total expenses                    23,945,639     11,252,267     9,400,769   3,994,879   1,718,695      703,245
                                    --------------------------------------------------------------------------------

Net operating (loss)                  (18,456,966)    (4,719,469)   (4,155,963) (3,127,955) (1,718,695)    (703,245)
                                    --------------------------------------------------------------------------------

Other income (expense):
   Interest expense                    (4,478,425)    (3,075,739)   (1,807,833) (1,395,952)    (15,089)            -
                                    --------------------------------------------------------------------------------

Net (loss)                            (22,935,390)  $ (7,795,208) $ (5,963,796)$(4,523,907)$(1,733,784)   $ (703,245)
                                    ================================================================================
Weighted average number of common
shares outstanding - basic and
fully diluted                          29,090,926     28,777,494    25,632,220  20,647,542  14,721,438    8,338,208
                                    ================================================================================
Net (loss) per share - basic and
fully diluted                              $(0.79)       $ (0.27)      $ (0.23)    $ (0.22)    $ (0.12)     $ (0.08)
                                    ================================================================================

                                                          As of December 31,
                                                              (Audited)
Balance Sheet Data:
                   -------------------------------------------------------------------------------------------------
                         2007             2006             2005             2004            2003          2002
                   -------------------------------------------------------------------------------------------------
Total Assets             $11,502,462     $ 36,487,244     $ 26,927,034     $ 17,832,354   $ 2,577,447     $ 444,792
Total Liabilities         27,836,491       29,221,792       18,448,458        7,803,727       373,810       134,969
Stockholders'          $(16,334,029)      $ 7,265,453      $ 8,478,576     $ 10,028,627   $ 2,203,637     $ 309,823
Equity
                   -------------------------------------------------------------------------------------------------

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

OVERVIEW AND OUTLOOK

         We are an oil and gas exploration, development and production company.
Our properties are located in the Cherokee and Forrest Basins along the Kansas and Missouri border. Following the expected foreclosure by our secured lenders, we will have significantly fewer assets and will not have substantial producing properties.

Results of Operations for the Fiscal Years Ended December 31, 2007 and 2006.

       The following table summarizes selected items from the statement of operations at December 31, 2007 compared to December 31, 2007. INCOME:
                                                      Fiscal Year Ended
                                                        December 31,
                                          ------------------------------------------
                                                 2007                  2006               Increase / (Decrease)
                                          --------------------  --------------------  -------------------------------
                                                Amount                Amount                   $              %
                                          --------------------  --------------------  -------------------------------
  Revenues                                          5,488,673             6,532,798           (1,044,125)      (16%)
                                          ====================  ====================  ===============================

Revenues

         Revenues for the fiscal year ended December 31, 2007 were $5,488,673 compared to revenues of $6,532,798 in the fiscal year ended December 31, 2006.
This resulted in a decrease of $1,044,125 or 19%, from the same period one year ago. The decrease in revenues primarily resulted of the expiration of a favorable gas hedge, declining production and the sale of a substantial portion of our oil production.

EXPENSES:

                                                       Fiscal Year Ended
                                                         December 31,
                                            ----------------------------------------
                                                   2007                 2006               Increase / (Decrease)
                                            -------------------  -------------------   ------------------------------
                                                  Amount               Amount                  $              %
Expenses:
    Direct Costs                                 $   2,605,257         $  2,908,693             (303,436)       10.4
    Pipeline costs                                     856,814              910,739              (53,925)        6.0
    General and administrative                       1,814,211            2,664,473             (850,262)       31.9
    Professional and consulting                                                                 1,190,494       60.8
      Fees                                             766,683            1,957,177
    Impairment of oil & gas                                                                    15,564,184        n/a
     properties and pipelines                       15,564,184                   --
                                            -------------------  -------------------   ------------------------------
    Depreciation, depletion and                                                                 (472,695)       16.8
      amortization                                   2,338,490            2,811,185
                                            -------------------  -------------------   ------------------------------
        Total expenses                              23,945,639           11,252,267            12,693,372      112.8
                                            -------------------  -------------------   ------------------------------

Net operating (loss)                              (18,456,966)          (4,719,469)          (13,737,497)      291.1
                                            -------------------  -------------------   ------------------------------

Other income (expense):
    Interest expense                               (4,478,425)          (3,075,739)           (1,402,686)       45.6
                                            -------------------  -------------------   ------------------------------

Net loss                                          (22,935,390)         $(7,795,208)          (15,140,182)      194.2
                                            ===================  ===================   ==============================

Direct Costs

           Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct cost for the fiscal year ended December 31, 2007 was $2,605,257, a decrease of $303,436, or 10.4%, from $2,908,693 for the fiscal year ended December 31, 2006. The decrease over the prior period is directly attributable to our reduction in costs related to work-overs, repairs and modification to the Neodesha wells and pipeline system that we had previously experienced during the same period in the previous year. We do not anticipate maintenance and work-over costs to that extent in the future and our current direct operating costs are more indicative of our overall production costs.

Pipeline Costs

          Pipeline costs for the fiscal year ended December 31, 2007 were $856,814, a decrease of $53,925, or 6%, from $910,739 for the fiscal year ended December 31, 2006. The decrease in pipeline costs was primarily the result of changes to our compression system, resulting in reduced compressor rentals.

General and Administrative Expenses

           General and administrative expenses for the fiscal year ended December 31, 2007 were $1,814,211, a decrease of $850,262 or 31.9%, from
$2,644,473 for the fiscal year ended December 31, 2006. The decrease was primarily the result of the elimination of compensation and benefits for our former Chief Executive Officer and rationalization of expenditures.

Professional and Consulting Fees

         Professional and consulting fees for the fiscal year ended December 31, 2007 was $766,683, a decrease of $1,190,494, or 60.8% from $1,957,177 for the fiscal year ended December 31, 2006. The decrease in professional and consulting fees was a result of an overall reduction in the use of consultants and levels of accounting and legal services as well as general cost cutting.

Impairment of Oil & Gas Properties and Pipelines

         During 2007, we have impaired our oil and gas properties and pipeline assets by $15,564,184 based on our reserve study of the present value of future cash flows discounted by 10% and the determination that the pipeline assets had fair market value of zero because these facilities will not be used and are not saleable.

Depreciation, Depletion, and Amortization Expense

           Depreciation, depletion, and amortization expense for the fiscal year ended December 31, 2007 was $2,338,490, a decrease of $472,695, or 16.8%, from $2,811,185 for the fiscal year ended December 31, 2006.

Net Operating (Loss)

           The net operating loss for the fiscal year ended December 31, 2007 was $18,456,966, versus a net operating loss of $4,719,469 for the fiscal year ended December 31, 2006, a change in net reduction of $13,737,497 or 291.1%.

Other Income (Expense)

Interest expense

           Interest expense for the fiscal year ended December 31, 2007 was $4,478,425, an increase of $1,402,686, or 45.6%, from $3,075,739 for the fiscal year ended December 31, 2006. The increase in interest expense is the result of the increased amount of debt financing received from Laurus Funds.

Net Loss

         Our net loss for the fiscal year ended December 31, 2007 was $22,935,390, an increased loss of $15,140,182, or 194.2%, from a net loss of $7,795,208 for the fiscal year ended December 31, 2006.




Contractual Obligations

         Future payments due on our contractual obligations as of December 31,
2007 are as follows:
                                   Total              2008            2009-2010       2011-2010       Thereafter
Asset Retirement Obligations  $        511,000                                                     $        511,000
Notes Payable                           40,474             40,474                --            --                --
Derivatives                             77,800             77,800                --            --                --
                              --------------------------------------------------------------------------------------
Total                         $        629,274  $         118,274  $             --    $       --  $        511,000
                              ======================================================================================
(1)  Laurus Funds has declared all indebtedness owed to them by the Company in default and accelerated such indebtedness by a letter dated April 9, 2008.
     As of April 30, 2008, the aggregate amount due and owing Laurus was approximately $35.7 million.

Results of Operations for the Fiscal Years Ended December 31, 2006 and 2005.
       The following table summarizes selected items from the statement of operations at December 31, 2006 compared to December 31, 2005.

INCOME:
                                                      Fiscal Year Ended
                                                        December 31,
                                          ------------------------------------------
                                                 2006                  2005               Increase / (Decrease)
                                          --------------------  --------------------  -------------------------------
                                                Amount                Amount                   $              %
                                          --------------------  --------------------  -------------------------------
  Revenues                                          6,532,798             5,244,806             1,287,992        25%
                                          ====================  ====================  ===============================

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

EXPENSES:

                                                       Fiscal Year Ended
                                                         December 31,
                                            ----------------------------------------
                                                   2006                 2005               Increase / (Decrease)
                                            -------------------  -------------------   ------------------------------
                                                  Amount               Amount                  $              %
Expenses:
    Direct Costs                                     2,908,693            3,084,494            $(175,801)       (6%)
    Pipeline costs                                     910,739              230,944               679,795       294%
    General and administrative                       1,649,028            1,616,334                32,694       (2%)
    Professional and consulting
      Fees                                           1,957,177            2,577,970             (620,793)      (24%)
    Salaries and wages                                 262,436              264,049               (1,613)          -
    Salaries and wages - related
      party                                            753,009              234,636               518,373       221%
    Depreciation, depletion and
      amortization                                   2,811,185            1,392,342             1,418,843       102%
                                            -------------------  -------------------   ------------------------------
        Total expenses                              11,252,267            9,400,769             1,851,498        20%
                                            -------------------  -------------------   ------------------------------

Net operating (loss)                               (4,719,469)          (4,155,963)               563,506        14%
                                            -------------------  -------------------   ------------------------------

Other income (expense):
    Interest expense                               (3,075,739)          (1,807,833)             1,267,906        70%
                                            -------------------  -------------------   ------------------------------

Net loss                                          $(7,795,208)         $(5,963,796)            $1,831,412        31%
                                            ===================  ===================   ==============================

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

Salaries and Wages - Officer

          Salaries and wages - Officer, for the fiscal year ended December 31, 2006 was $753,009 compared to $234,636 in 2005. The increase in the amount of $518,373 or 221% is primarily due to the amortization of options granted pursuant to his employment agreement of October
 2005. In addition, a bonus in the amount of $100,000 was granted by the Board of Directors for the efforts of our CEO in connection with our financing agreements.

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


Liquidity and Capital Resources

         The following table summarizes total assets, accumulated deficit, stockholders' equity and working capital at December 31, 2007 compared to December 31, 2006.


                                                     December 31,                     Increase / (Decrease)
                                                                              ---------------------------------------
                                                2007              2006                 $                  %
                                         ----------------------------------------------------------------------------
Current Assets                                   $1,156,560         $6,580,774       $(5,424,214)              (82%)
                                         ============================================================================

Current Liabilities                             $27,325,491        $15,085,966        $12,239,525                81%
                                         ============================================================================

Working Capital (deficit)                      $(26,168,931)       $(8,505,192)      $(17,663,739)             (207%)
                                         ============================================================================

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

         On June 2, 2006, the funds were released from Escrow. Net proceeds to Petrol from the financing, after payment of fees and expenses to Laurus Funds and its affiliates, were $9,629,679. The proceeds will be utilized by Petrol for drilling activities on Petrol's Coal Creek Project.

         At December 31, 2007, the Company had long term debt (including the current portion of long term debt) of approximately $26.7 million. Approximately $15 million of this debt was utilized to develop the Coal Creek Project, which has contributed no significant revenue to the Company. As a result, the Company's cash position has seriously declined. On October 28, 2007, the Company was required to make a principal payment of approximately $1.1 million on a portion of its long term debt. The Company did not have adequate cash to make such principal payment and is currently in default under the terms of the note for this long term debt.

         On April 9, 2008, the Company's debt was declared in default and accelerated by Laurus.

            On April 30, 2008, the Company entered into a Foreclosure-Related Agreement (the "Foreclosure Agreement") with Laurus. The aggregate amount due and owing to Laurus as of April 30, 2008 was approximately $35.7 million.

            The outstanding obligations are secured by various mortgages and other fixed and mixed assets and real and personal property pursuant to security and other agreements covering assets or other rights to which the Company has rights (all such assets, rights and collateral, collectively, the "Collateral"), a portion of which are assets and rights referred to as the "Petrol-Neodesha Project," located in Neosho and Wilson Counties, Kansas, consisting of, among other Collateral, mortgages, and real, personal property and fixed and mixed assets used in connection with the Petrol-Neodesha Project (the "Neodesha Collateral").

            The Agreement allows Laurus to foreclose on the Neodesha Collateral and governs the terms and conditions of the foreclosure. The Agreement provides that the Company will not contest the sale of the Neodesha Collateral, which will be conducted as a public foreclosure sale in accordance with Kansas law. The Company has agreed to reasonably assist Laurus in the completion of the foreclosure sale. After the sale of the Neodesha Collateral becomes final, Laurus will release Petrol of all remaining amounts owed or claims they may have, and Laurus will reassign to Petrol their overriding royalty interests in the mineral leases located at the Company 's Coal Creek Project.

            As part of the Agreement, the Company will cancel all outstanding warrants for purchases of securities issued to Laurus in connection with the Outstanding Obligations and replace them with warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.20 per share.

         The foreclosure by Laurus described above will leave the Company with far fewer assets than it currently has. There can be no assurance that the Company will be able to continue operations and satisfy its obligations in the future.

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

        The following table summarizes our fixed price contracts as of December 31, 2007:
                                                          Year Ending
                                                          December 31,
                                                       ------------------
                                                              2008
                                                       ------------------
                Gas
                Contract volume                             90,000
                Weighted-average price                       $7.23

                Oil
                Contract volume                                 --
                Weighted-average price                          --

                Fair value asset (liability)                77,800

          On October 9, 2006, we entered into a "Fixed Price Contract" to sell 1,000.0 DTH per day of our natural gas productions at a fixed price of $7.32 per DTH. The contract period begins April 1, 2007 and expires on March 31, 2008.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Petrol has had no disagreements with its independent auditors on accounting or financial disclosures.

Item 9T.  Controls and Procedures

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our sole executive officer, Chief Executive Officer, Loren Moll and with the assistance of our company accountant. Based upon that evaluation, they concluded that, as of December 31, 2007, our disclosure controls and procedures have not been identified and we have not yet tested their effectiveness. Because of this lack of identification and testing, we cannot assure the effectiveness of the controls and procedures. There have been no significant changes in our internal controls over financial reporting during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         The Company has established disclosure controls and procedures to ensure that information disclosed in this MD&A and the related financial statements was properly recorded, processed, summarized and reported to the Company`s Board of Directors. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

         There has been no change in the Company's disclosure controls during 2007 that has materially affected or is likely to materially affect its control over financial reporting.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

         The CEO of the Company acknowledges that he is responsible for designing internal controls over financial reporting or causing them to be designed under their supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Rule 240.13a-15(f) or Rule 240.15d-15(f). This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

         Management and the Board of Directors work to mitigate the risk of a material misstatement in financial reporting, however, there can be no assurance that this risk can be reduced to less than a remote likelihood of a material misstatement.

         Management has not yet identified the critical disclosure controls and procedures associated with the Company's internal control over financial reporting for the fiscal year ending December 31, 2007 and has not yet tested the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the lack of identification and testing of disclosure controls and procedures associated with the Company's internal control over financial reporting for the fiscal year ending December 31, 2007. This material weakness could materially affect the Company's control over financial reporting.

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

Weaver & Martin LLC, the Company's independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

ITEM 9B. OTHER INFORMATION

         None.



                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Directors

         Information as to our current directors and executive officers is as follows:
         Name
                           Age    Title               Term                Independent       Committees
                           ---    -----               ----                -----------       ----------
         Loren Moll          51   President, CEO,     Since 2002                  No              None
                                  Director
         Robert H. Kite      53   Director            Since December 2006        Yes           Nominating

Duties, Responsibilities and Experience

         Loren W. Moll, age 51, is Chairman of Petrol, has been a member of the law firm of Caldwell & Moll, L.C. in Overland Park, Kansas since its establishment in November 1996. Mr. Moll concentrates his practice in all areas of real estate law, including commercial real estate transactions, breach of contract, escrow and title disputes, commercial leasehold disputes, real estate broker liability, and oil and gas. Mr. Moll holds a B.A. degree from the University of Kansas (1983) and his Juris Doctor degree, Order of the Coif, from the University of Kansas School of Law (1986) where he was Research Editor for the University of Kansas Law Review. Mr. Moll was formerly a partner of the real estate law firm Lewis, Rice & Fingersh from 1986 to 1994 and was associated with the international law firm Bryan Cave LLP from 1994 to 1996.

         Robert H. Kite, age 53, has been director of Petrol since December 8,
2006. Since 1991, Mr. Kite has served on the Board of Directors, and Audit
Committee Member, of National Energy Group, Inc., a management company engaged in the business of management, development, production and operations of oil and natural gas properties, primarily located in Texas, Oklahoma, Arkansas, and Louisiana (both onshore and in the Gulf of Mexico). Since 1981, Mr. Kite has served as the President and Chief Operating Officer of KFC Inc., the managing general partner of KFT LLP, a family-owned company with operations that include real estate development, investments and medical MRI clinics. Since 1982, Mr.
Kite has also served as President and CEO of Roamin' Korp. Inc., a private holding company involved in real estate, equities, and other investments. Since
2002, Mr. Kite has served on the Board of Directors of E-2020, a private educational resource company, and has also served on the Board of Directors, Governance Committee and is a Member of the Audit Committee of ANTs software, inc. In addition, since 2005, Mr. Kite has served on the Board of Directors of Jardinier Corporation. Between 1995 and 2005, Mr. Kite served on the Board of the FBI Citizens Academy Charter Board of Phoenix, Arizona and served as the
Board's President in 1998. From 1998 to present, Mr. Kite has served on the Board of Directors of Child Help USA, a non-profit organization. Mr. Kite earned a B.S. Degree in Psychology and Political Science with a minor in Business from Southern Methodist University.

Limitation of Liability of Directors
------------------------------------

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

                                       29

Election of Directors and Officers.
-----------------------------------

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

Change in Control Arrangements

         Pursuant to our financing agreements with Laurus Master Fund, Ltd., the occurrence of a change of control in the controlling ownership of Petrol would be a default under the agreements. A change in control (as defined below) shall occur with respect to Petrol, unless Laurus shall have expressly consented to such change of control in writing. A "Change of Control" shall mean any event or circumstance as a result of which (i) any "Person" or "Group" (as such terms are defined in Sections 13(d) and 14(d) of the Exchange Act), other than Laurus, is or becomes the "beneficial owner" (as defined in Rules 13(d)-3 and 13(d)-5 under the Exchange Act), directly or indirectly, of 35% or more on a fully diluted basis of the outstanding voting equity interest of Petrol, (ii) the Board of Directors of Petrol shall cease to consist of a majority of Petrol's board of directors at the time of the execution of the Laurus Agreements (Paul Branagan, Loren Moll and Suzanne Herring were the only board members at the time of the execution of the Laurus Agreements subject to this provision), as amended or ratified, or (iii) Petrol or any of its Subsidiaries merges or consolidates with, or sells all or substantially all of its assets to, any other person or entity.

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

Corporate Governance

The Company currently has only two directors, one of which, Loren Moll, is acting as President and CEO of the Company on an interim basis. Due to the limited size of the Board, it is not now operating the various committees that were established at an earlier time.

ITEM 11. EXECUTIVE COMPENSATION

                        Overview of Compensation Program

           The Board of Director's (the "Board") has responsibility for establishing, implementing and continually monitoring adherence with Petrol's compensation philosophy. The Board ensures that the total compensation paid to the Executives is fair, reasonable and competitive. We do not currently have a Compensation Committee. At this time, the Company has only one executive officer, Loren Moll, who is also a director. Mr. Moll did not receive any compensation from the Company with respect to the services he provided as President and CEO, but continued to receive director compensation during 2007.

Director Compensation

         Directors of Petrol receive compensation of $1,000 for each meeting of the board, as well as travel expenses if required. From time to time, certain directors who are not employees may receive grants of options to purchase shares of our common stock.

----------------------------------------------------------------------------------------------------------------------
                                                DIRECTOR COMPENSATION
----------------------------------------------------------------------------------------------------------------------
                                                                                  Non-
                                                                  Non-Equity     Qualified
                            Fees                                   Incentive     Deferred
                           Earned       Stock                        Plan        Compensa-      All Other
                         or Paid in     Awards        Option       Compensa-    ion Earnings     Compensa
     Name                Cash ($)        ($)        Awards ($)     tion ($)         ($)         -tion ($)     Total ($)
      (a)                   (b)          (c)            (d)           (e)           (f)            (g)           (j)
----------------------------------------------------------------------------------------------------------------------
Loren Moll (1)             $17,000          -0-          -0-            -0-           -0-             -0-     $17,000
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Robert Kite                 20,000          -0-          -0-            -0-           -0-             -0-      20,000
----------------------------------------------------------------------------------------------------------------------


ITEMS 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

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

------------------------------------------------------------------   ------------------  ---------------------------

                                                                                           Percent of Outstanding
Name of Beneficial Owner (1)                                              Number             Shares of Common
                                                                         of Shares               Stock (2)
------------------------------------------------------------------   ------------------  ---------------------------
Loren Moll, President, CEO and Director                                      3,100,000              11%
11020 King Street, Suite 375
Overland Park, KS 66210
------------------------------------------------------------------
Robert Kite, Director                                                            7,142               *
------------------------------------------------------------------   ------------------  ---------------------------
Directors and Officers as a Group (2 persons)                                3,107,142              11%
--------------------------------------------------------------------------------------------------------------------
(1)      As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)      Figures are rounded to the nearest whole percent. * represents less than 1%.

                                       31

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

         On June 30, 2006, we expensed a subscription receivable in the amount of $75,000 for one of our shareholders in exchange for public relation services rendered.

         During the year ended December 31, 2007 and 2006, we paid fees to Caldwell & Moll, LLC totaling $163,715 and $100,091, respectively for legal services provided in connection with current litigation. An Officer of the Company is a member of the service provider. As of December 31, 2006 the balance owed to Caldwell & Moll was $20,384.

         During the year ended December 31, 2007 and 2006, we paid fees to Accuity Financial Services, Inc. totaling $47,100 and $82,500, respectively for services provided in connection with preparation of our quarterly financial statements. A Director (resigned in 2007) of the Company is an officer of the service provider. As of December 31, 2006 the balance owed to Accuity Financial Services, Inc. was $18,000

Director Independence

         The Board of Directors has analyzed the independence of each director and has concluded that Robert Kite is considered an independent Director in accordance with the director independence standards of the American Stock Exchange, and has determined that he does not have a material relationship with Petrol which would impair his independence from management or otherwise compromise his ability to act as an independent director.

Review, approval or ratification of transactions with related persons

         Transactions between related persons (including directors and executive officers of Petrol and their immediate family members) and Petrol or their affiliates are subject to approval by the board of directors. Petrol has no written policy setting forth the procedures for the review and approval of related party transactions. Officers and directors will be regularly reminded of their obligation to seek board approval of any related party transaction or potential conflict of interest. The board will consider all factors that it deems relevant, including the nature of the related party's interest in the transaction, whether the terms are no less favorable than could be obtained in arms-length dealings with unrelated third parties, and the materiality of the transaction to Petrol.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
         The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007, 2006 and 2005 were $ 108,605, $120,737 and $105,702, respectively.

(2) AUDIT-RELATED FEES

         None. (3) TAX FEES

          The aggregate fees to be billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal years 2007, 2006 and 2005 were $ 15,860, $13,650 and $10,250, respectively.

(4) ALL OTHER FEES
           The aggregate fees for professional services for audit related services relating to the Registration Statement on Form SB-2 for fiscal years 2007, 2006 and 2005 were $0, $33,725 and $30,750 respectively. There were no other fees to be billed by Weaver & Martin LLC for the fiscal years 2007, 2006 and 2005 other than the fees described herein and above.

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

                  (2) Financial statement schedules have been omitted because they are not required, not applicable or the information is included in the Petrol's consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------
                                                                             Incorporated by reference
---------------------------------------------------------------------------------------------------------------------
Exhibit                                             Filed                     Period                      Filing
number      Exhibit description                   herewith       Form         ending      Exhibit          date
                                                                                          No.
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
2           Asset Purchase Agreement between                     SB-2                         2           1/22/03
            Petrol Energy, Inc. and Euro
            Technology Outfitters, August 19,
            2002
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
3i(a)       Certificate of Amendment of                          SB-2                         3(i)(a)     1/22/03
            Articles of Incorporation
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
3i(b)       Articles of Incorporation                            SB-2                         3(i)(b)     1/22/03
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
3ii         Bylaws                                               SB-2                         3(ii)       1/22/03
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
10.1        2002 Master Stock Option Plan                        SB-2                         10.9        1/22/03
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
10.2        Securities Purchase Agreement for                    SB-2                         10.21       2/7/05
            Laurus
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.3        Registration Rights Agreement for                    SB-2                         10.22       2/7/05
            Laurus
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.4        Subscription and Registration                        SB-2                         10.23       2/7/05
            Rights Agreement for Unit Offering
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.5        Warrant Agreement for Unit                           SB-2                         10.24       2/7/05
            Offering
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.6        Amendment No. 1 to the Secured                       SB-2                         10.25       2/7/05
            Convertible Term Note &
            Registration Rights Agreement with
            Laurus, dtd 1/28/05
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.7        Common Stock Purchase Warrant of                     SB-2                         10.26       2/7/05
            Laurus, dated 01/28/05
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

                                                         34



---------------------------------------------------------------------------------------------------------------------
                                                                             Incorporated by reference
---------------------------------------------------------------------------------------------------------------------
Exhibit                                             Filed                     Period                      Filing
number      Exhibit description                   herewith       Form         ending      Exhibit          date
                                                                                          No.
---------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.8        Letter Amendment Agreement with                      SB-2                         10.27       5/12/05
            Laurus, dated 04/28/05
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.9        Amendment No. 1 to October 2004                      SB-2                         10.29       12/1/05
            Securities Purchase Agreement
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.10       Securities Purchase Agreement                        SB-2                         10.30       12/1/05
            dated October 31, 2005
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.11       Secured Term Note dated October                      SB-2                         10.31       12/1/05
            31, 2005
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
10.12       Common Stock Purchase Warrant                        SB-2                         10.32       12/1/05
            dated October 31, 2005
--------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
10.13       Registration Rights Agreement                        SB-2                         10.33       12/1/05
            dated October 31, 2005
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
10.14       Amended and Restated Mortgage                        SB-2                         10.34       12/1/05
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
10.15       Foreclosure-Related Agreement                        8-K                          10.1        5/2/08
            dated April 30, 2008
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
21.1        List of Subsidiaries of Petrol Oil                   10-KSB         12/31/06      21          3/31/06
            and Gas, Inc.
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
31          Certification pursuant to Section         X
            302 of the Sarbanes-Oxley Act
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
32          Certification pursuant to Section         X
            906 of the Sarbanes-Oxley Act
----------------------------------------------------------------------------------------------------------------------



                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PETROL OIL AND GAS, INC.

Dated: May 15, 2008
                                            By:  /s/  Loren Moll
                                               -------------------------------
                                                      Loren Moll, President

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                Date
---------                      -----                                ----

/s/ Loren Moll                 President,                           May 15, 2008
-------------------            CEO, Director,
    Loren Moll                 Principal Accounting Officer


/s/ Robert Kite                Director                             May 15, 2008
-------------------
    Robert Kite

                            Petrol Oil and Gas, Inc.
                   Index To Consolidated Financial Statements


Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheets, December 31, 2007 and 2006                     F-2

Consolidated Statement of Operations for the Years Ended
 December 31, 2007 and 2006                                                 F-3

Consolidated Statement of Stockholders' Equity for the Years Ended
 December 31, 2007 and 2006                                                 F-4

Consolidated Statement of Cash Flows for the Years Ended
 December 31, 2007 and 2006                                                 F-6

Notes to Consolidated Financial Statements                                  F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Petrol Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Petrol Oil & Gas, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period December 31, 2007. These financial statements are the responsibility of Petrol Oil & Gas, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrol Oil & Gas, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Weaver & Martin LLC
-----------------------------
     Weaver & Martin LLC



Kansas City, Missouri
May 15, 2008


                                       Petrol Oil and Gas, Inc.
                                      Consolidated Balance Sheet



                                                                                 December 31,
                                                                             2007            2006
                                                                         ------------    ------------
Assets
Current assets:
   Cash                                                                  $    506,711    $  5,917,958
   Accounts receivable                                                        529,554         624,731
   Derivative asset                                                            77,800            --
   Prepaid expenses                                                            42,495          38,085
                                                                         ------------    ------------
     Total current assets                                                   1,156,560       6,580,774
                                                                         ------------    ------------


Fixed assets:
   Pipeline                                                                 1,522,423       5,331,028
   Equipment and vehicles                                                     388,762         341,310
                                                                         ------------    ------------
                                                                            1,911,185       5,672,338
     Less accumulated depreciation                                            487,954         471,600
                                                                         ------------    ------------
       Net fixed assets                                                     1,423,231       5,200,738
                                                                         ------------    ------------

Other assets:
   Oil and gas properties using full cost accounting:
     Properties not subject to amortization                                   313,829       1,210,174
     Properties subject to amortization                                     8,605,842      21,856,363
   Capitalized loan costs, net                                                   --           662,511
   Deposits                                                                     3,000           1,932
   Derivative asset                                                              --           974,752
                                                                         ------------    ------------
       Total other assets                                                   8,922,671      24,705,732
                                                                         ------------    ------------

                                                                         $ 11,502,462    $ 36,487,244
                                                                         ============    ============


Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                      $     37,365    $    462,188
   Accrued liabilities                                                        649,032         430,190
   Current portion of long term debt                                       26,639,094      14,193,588
                                                                         ------------    ------------
       Total liabilities                                                   27,325,491      15,085,966
                                                                         ------------    ------------

Asset retirement obligation                                                   511,000         907,797
Long-term derivative liability                                                   --            58,133
Long-term debt, less current portion                                             --        13,169,895
                                                                         ------------    ------------
                                                                              511,000      14,135,825
                                                                         ------------    ------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, no
     shares issued and outstanding                                               --              --
   Common stock, $0.001 par value, 100,000,000 shares authorized
      29,090,926 and 29,084,597 shares issued and outstanding at
     December 31, 2007 and December 31, 2006, respectively                     29,090          29,084
   Stock owed but not issued, 0 and 6,329 at December 31, 2007 and
     December 31, 2006, respectively                                             --                 6
   Unamortized cost of options issued for compensation                           --        (1,461,747)
   Unamortized cost of stock issued for services                                 --           (47,600)
   Additional paid-in capital                                              27,220,866      28,555,484
   Other comprehensive income (loss)                                           77,800         916,619
   Accumulated (deficit)                                                  (43,661,785)    (20,726,393)
                                                                         ------------    ------------
                                                                          (16,334,029)      7,265,453
                                                                         ------------    ------------
                                                                         $ 11,502,462    $ 36,487,244
                                                                         ============    ============


 See notes to consolidated financial statements.

                            Petrol Oil and Gas, Inc.
                      Consolidated Statements of Operations



                                                               For the Year Ended
                                                                  December 31,
                                                         ------------    ------------
                                                             2007            2006
                                                         ------------    ------------

Revenue
    Oil and gas activities                               $  5,488,673    $  6,532,798
                                                         ------------    ------------
Expenses:
   Direct costs                                             2,605,257       2,908,693
   Pipeline costs                                             856,814         910,739
   General and administrative                               1,814,211       2,664,473
   Professional and consulting fees                           766,683       1,957,177
   Impairment of oil & gas properties & pipelines          15,564,184            --
   Depreciation, depletion and amortization                 2,338,490       2,811,185
                                                         ------------    ------------
     Total expenses                                        23,945,639      11,252,267
                                                         ------------    ------------

Net operating (loss)                                      (18,456,966)     (4,719,469)
                                                         ------------    ------------

Other income (expense):
   Interest income                                             76,986         335,581
   Interest expense                                        (4,555,410)     (3,411,320)
                                                         ------------    ------------
                                                           (4,478,424)     (3,075,739)


 Net (loss)                                              $(22,935,390)   $ (7,795,208)
                                                         ============    ============

Weighted average number of
   common shares outstanding - basic and fully diluted     29,090,926      28,770,494
                                                         ============    ============

Net (loss) per share - basic and fully diluted           $      (0.79)   $      (0.27)
                                                         ============    ============


See notes to consolidated financial statements.

                                           Petrol Oil and Gas, Inc.
                                Consolidated Statement of Stockholders' Equity



                                                                                                Unamortized
                                                                 Additional        Stock      Cost of Options
                                         Common Stock             Paid-in          owed          Issued for
                                     Shares         Amount        Capital        Not Issued     Compensation
                                  ------------   ------------   ------------    ------------    ------------
Balance, January 1, 2006            26,890,083   $     26,890   $ 25,534,114    $        740    $ (2,380,365)

   Shares issued for services           95,317             95        165,505            --              --

   Shares authorized and
   unissued for services                  --             --           14,994               6            --

   Warrants and options
   issued for services                    --             --          145,252            --           (78,000)

   Warrants granted for
   financing                              --             --          661,778            --              --
   Shares issued for
   interest                            135,533            136        203,164            --              --
   Shares issued for debt
   conversion                          609,020            609        912,921            --              --

   Warrants exercised                  205,000            205        241,670            --              --

   Subscription cancelled
   for services                           --             --             --              --              --

   Shares used to acquire
   property                            409,195            409        676,088            --              --

   Shares previously authorized
   now issued                          740,449            740           --              (740)           --

   Amortization of options
   for services                           --             --             --              --           996,618

   Other Comprehensive loss               --             --             --              --              --

   Net loss                               --             --             --              --              --
                                  ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2006          29,084,597   $     29,084   $ 28,555,484    $          6    $ (1,461,747)
                                  ============   ============   ============    ============    ============

   Cancellation of unearned
   options                                --             --       (1,334,619)           --         1,334,619

   Shares previously authorized
   now issued                            6,329              6           --                (6)           --

   Amortization of stock and
   options for service-                   --             --             --              --           127,128

   Other Comprehensive loss               --             --             --              --              --

   Net loss                               --             --             --              --              --

Balance, December 31, 2007          29,090,926   $     29,090   $ 27,220,866    $       --      $       --
                                  ============   ============   ============    ============    ============

                                    Petrol Oil and Gas, Inc.
                         Consolidated Statement of Stockholders' Equity



                                                   Unamortized
                                      Other       Cost of Stock       Total
                                  Comprehensive     Issued for     Accumulated    Stockholders'
                                      Loss          Services         Deficit         Equity
                                  ------------    ------------    ------------    ------------
Balance, January 1, 2006          $ (1,696,616)   $    (75,000)    (12,931,186)   $  8,478,576

   Shares issued for services             --           (47,600)           --           118,000

   Shares authorized and
   unissued for services                  --              --              --            15,000

   Warrants and options
   issued for services                    --              --              --            67,252

   Warrants granted for
   financing                              --              --              --           661,778
   Shares issued for
   interest                               --              --              --           203,300
   Shares issued for debt
   conversion                             --              --              --           913,530

   Warrants exercised                     --              --              --           241,875

   Subscription cancelled
   for services                           --            75,000            --            75,000

   Shares used to acquire
   property                               --              --              --           676,497

   Shares previously authorized
   now issued                             --              --              --              --

   Amortization of options
   for services                           --              --              --           996,618

   Other Comprehensive loss          2,613,235            --              --         2,613,235

   Net loss                               --              --        (7,795,208)     (7,795,208)
                                  ------------    ------------    ------------    ------------

Balance, December 31, 2006        $    916,619    $    (47,600)   $(20,726,393)   $  7,265,453
                                  ============    ============    ============    ============

   Cancellation of unearned
   options                                --              --              --              --

   Shares previously authorized
   now issued                             --              --              --              --

   Amortization of stock and
   options for service-                   --            47,600            --           174,728

   Other Comprehensive loss           (838,819)           --              --          (838,819)

   Net loss                               --              --       (22,935,390)    (22,935,390)

Balance, December 31, 2007        $     77,800    $       --      $(43,661,785)   $(16,334,029)
                                  ============    ============    ============    ============


See notes to consolidated financial statements.

                        Petrol Oil and Gas, Inc.
                  Consolidated Statement of Cash Flows



                                                                       For the Year Ended
                                                                           December 31,
                                                                  ------------    ------------
                                                                      2007            2006
                                                                  ------------    ------------

Cash flows from operating activities
Net (loss)                                                        $(22,705,390)   $ (7,795,208)
Depreciation, depletion and amortization                             2,338,490       2,811,185
Warrant accretion                                                    1,106,546       1,295,726
Accretion of asset retirement obligation                                58,589          71,779
Shares issued for interest                                                --           203,300
Stock subscriptions for services                                          --            75,000
Amortization of stock, warrants and options issued for services        174,728       1,196,870
Impairment of oil & gas properties & pipelines                      15,564,184            --


Adjustments to reconcile net (loss) to cash used in operating activities:
      Accounts receivable                                               95,177         (10,917)
      Prepaid and other assets                                          (4,410)        (38,085)
      Accounts payable                                                (424,822)       (912,750)
      Accrued liabilities                                              (11,158)        279,023
                                                                  ------------    ------------
Net cash used in operating activities                               (3,808,066)     (2,824,077)

Cash flows from investing activities
    Purchase of fixed assets                                           (48,548)     (3,055,781)
    Proceeds from sale of oil & gas properties                         744,000            --
    Additions to oil and gas properties and deposits                  (467,696)     (9,224,470)
    Additions to deposits                                                 --            (1,933)
    Purchase of oil and gas leases                                        --          (256,172)
                                                                  ------------    ------------
Net cash provided from (used in) investing activities                  227,756     (12,538,356)
                                                                  ------------    ------------



Cash flows from financing activities
    Additions to loan fees                                                --          (563,634)
    Proceeds from loans payable                                           --        15,000,000
    Payments on notes payable                                       (1,830,935)     (1,833,053)
    Proceeds from exercising of warrants                                  --           241,875
                                                                  ------------    ------------
Net cash provided from financing activities                         (1,830,935)     12,845,188
                                                                  ------------    ------------

Net increase (decrease) in cash                                     (5,411,245)     (2,517,245)
Cash - beginning                                                     5,917,956       8,435,203
                                                                  ------------    ------------
Cash - ending                                                     $    506,711    $  5,917,958
                                                                  ============    ============

Supplemental disclosures:
    Interest paid                                                 $  3,178,637    $  2,505,161
                                                                  ============    ============
    Income taxes paid                                                     --              --
                                                                  ============    ============

Non-cash transactions
    Stock issued for oil & gas properties                         $       --      $    676,497
                                                                  ============    ============
    Stock issued for debt conversions                                     --         1,116,830
                                                                  ============    ============
    Stock, warrants and options issued for services                       --         1,196,870
                                                                  ============    ============


See notes to consolidated financial statements.

                            PETROL OIL AND GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

Nature of Business
         We are engaged in the exploration, development, production and marketing of oil and natural gas. Our primary objective is the development of Coalbed Methane (CBM) gas production projects. CBM was identified early on as an area in the oil and gas industry that was gaining recognition as a viable source of natural gas and was experiencing above average growth. We have focused our efforts to eastern Kansas and western Missouri where leases were acquired that appeared geologically suitable for CBM exploration.

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

Stock-Based Compensation
         We record stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" using the fair value of the consideration received or the fair value of the equity.

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

         Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

         We adopted FASB Interpretation NO. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the companies' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination, therefore the implementation of this standard has not had a material affect on the financial statements.

         We classify tax-related penalties and net interest as income tax expense. As of December 31, 2007 and 2006, no income tax expense has been incurred.

Fair value of financial instruments
         The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values based on their short-term nature. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

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

Cash and cash equivalents
         We consider all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows and other statements. We maintain cash on deposit in non-interest bearing accounts, which, at times, exceed federally insured limits. We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk on cash and equivalents.

Revenue recognition and imbalances
         Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

          We use the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which we are entitled based on our interests in the properties. These differences create imbalances that are recognized as a liability only when the properties' estimated remaining reserves net to us will not be sufficient to enable the underproduced owner to recoup its entitled share through production. No receivables are recorded for those wells where we have taken less than our share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows in the unaudited supplemental oil and gas disclosures. There was no imbalance at December 31, 2007 and 2006.

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

Long-lived assets
         Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to their estimated fair value, which is usually measured based on an estimate of future discounted cash flows.

Asset retirement obligations
         We are required to recognize an estimated liability for the plugging and abandonment of our oil and gas wells and associated pipelines and equipment. The liability and the associated increase in the related long-lived asset are recorded in the period in which our asset retirement obligation ("ARO") is incurred. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

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

Concentration of credit risk
         We substantially sell all oil and gas production to two customers. In 2007 and 2006 the two largest customers accounted for 92% and 6% and 75% and 12%, of sales, respectively.

Accounting for Derivative Instruments and Hedging Activities
         We seek to reduce our exposure to unfavorable changes in natural gas prices by utilizing effectively fixed price contracts. The derivative instruments are recognized as assets or liabilities in the statement of financial position, measured at fair value. Accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For derivatives that are designated as cash flow hedges changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

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

Recent issued accounting Standards
         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows us to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operation or cash flows.

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. Management is currently evaluating the effect of this pronouncement on our financial position, results of operation or cash flows.

         In December 2007, the FASB issued SFAS No. 141 (Revised), "Business Combinations". SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is currently evaluating the effect of this pronouncement on our financial position, results of operation or cash flows.

Reclassifications
         Certain reclassifications have been made to prior periods to conform to current presentation.

2.  Going concern

         Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon us obtaining additional sources of capital or borrowings until the time when we are able to attain future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

3.  Stockholders' Equity

Common stock
------------

         Stock Transactions
         ------------------

         2006
         ----

         During fiscal 2006, Laurus Master Fund Ltd. Converted $913,530 of principal and $203,300 of accrued interest under the convertible term note. Pursuant to the conversion rate of $1.50 they were issued 744,553 shares of common stock.

         On February 16, 2006, we issued 40,334 shares of our common stock in exchange for working interest in producing wells valued at $60,500.

         On March 31, 2006, we expensed $75,000 subscription receivable in exchange for services rendered in connection with investor relation services.

         On May 9, 2006, we issued 368,861 shares of our common stock for the purchase of working interests in producing wells valued at $615,997.

         During the year ended December 31, 2006 we issued 95,317 shares of our common stock for various services received. We recorded an expense in the amount of $118,000, the fair value of the underlying shares. We recorded as expense $47,600 and $70,400 in the years ended December 31, 2007 and 2006, respectively.

         At December 31, 2006, we authorized the issuance of 6,329 shares of our common stock and recorded an expense in the amount of $15,000, the fair value of services rendered. As of December 31, 2006. These shares were unissued at December 31. 2006.

         2007
         ----

         During the year ended December 31, 2007, 6,329 shares that were owed but unissued at the end of December 31, 2006 were issued.

         Options and warrants
         --------------------
         All values of options and warrants were determined based on the Black-Scholes pricing model.

         The weighted average of the assumptions used to value options and warrants in 2006 were: Interest rate-6.44%, Days to expiration-1,460, Stock price $1.60, Strike price-$1.74, Volatility-49%, Yield-0%.

         There were no options or warrants issued in the year ended December 31, 2007.

         Options
         -------

         2006
         ----
         On January 1, 2006, we entered into a one-year agreement with R. J. Falkner whereby we granted Mr. Falkner 110,000 options at a strike price of $1.76 exercisable for a period of thirty-six months. The value of the option was $104,004. . We recognized $26,004 and $78,00 as consulting expense in fiscal 2007 and 2006 respectively.

         On June 30, 2006, we extended the term of options previously issued to a consultant and recorded an expense in the amount of $30,910.

         On September 15, we granted CSC Group 25,000 options at a strike price of $1.75 exercisable for a period of twenty-four months. The value of the option was $10,338 and was recorded as consulting expense.

         2007
         ----
         As of December 31, 2006, there was $1,461,747 of unamortized costs of options issued for compensation relating to the options issued to Mr. Branagan in 2005. $127,128 of that amount was amortized into compensation expense in fiscal 2007. During 2007, Mr. Branagan's employment with the Company ended. At that time the options were cancelled and the remaining $1,334,619 unamortized cost of the options was offset to Paid in Capital.

         Warrants
         --------

         2006
         ----
         On February 22, 2006, we issued 100,000 shares of our common stock for the exercise of warrants in exchange for cash totaling $150,000.

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

         2007
         ----

         In fiscal 2007 the remaining unamortized balance of warrants that were issued to Laurus Master Fund in connection with the loans was expensed as the loan was in default. The amount expensed was $1,106,546.



         A summary of stock options and warrants is as follows:


                                                                   Weighted                                   Weighted
                                                Options         Average Price             Warrants          Average Price
                                        ===================== =================== ======================== ================
       Outstanding, 1/1/06                         2,775,000               $1.67               18,491,666            $1.83
       Granted                                       135,000                1.76                  600,000
                                                                                                           1.70
       Cancelled                                   (100,000)                 .75              (3,950,000)             1.47
       Exercised                                       --                    --                 (205,000)             1.18
                                        --------------------- ------------------- ------------------------ ----------------
       Outstanding, 12/31/06                       2,810,000               $1.70               14,936,666            $1.87
                                        ===================== =================== ======================== ================

       Outstanding, 1/1/07                         2,810,000               $1.70               14,936,666            $1.87
       Granted                                          --                   --                      --               --
       Cancelled                                  (2,050,000)               1.58                     --               --
       Exercised                                       --                   1.42               (6,703,333)             1.36
                                        --------------------- ------------------- ------------------------ ----------------
       Outstanding, 12/31/07                         760,000               $2.12                8,233,333            $2.28
                                        ===================== =================== ======================== ================




4.   Commitments

         On April 2, 2004 we entered into a 39-month lease for office space expiring in June of 2007. The monthly lease payment is $3,448.40. On
         April 13, 2006 we entered into an additional 24-month lease for office space located in Kansas. The monthly lease payment is $1,700. In August of 2007 we entered into a 12-month least for additional office space located in Kansas. The monthly lease payment is $3,000. Total rent expense for 2007 and 2006 was approximately $52,000, and $56,780, respectively. Future minimum rent payments due under these leases is $30,800 in 2008 and nothing thereafter.

5. Notes Payable

         Notes payable consists of the following:

                                                                     ---------------------------------------
                                                                                  December 31,
                                                                            2007                2006
                                                                     -------------------- ------------------
                    Convertible note                                        $  1,598,620       $  3,432,360
                    Secured term note                                         25,000,000         25,000,000
                    Note payable to GMAC                                           4,891             16,930
                    Note payable to bank                                          35,583             20,739
                                                                     -------------------- ------------------
                    Total                                                     26,639,094         28,470,029
                    Less unamortized cost of warrants                               --           (1,106,546)
                                                                     -------------------- ------------------
                                                                              26,639,094          27,363483
                    Less current portion                                     (26,639,094)       (14,193,588)
                                                                     -------------------- ------------------
                    Long-term debt                                          $       --         $ 13,169,895
                                                                     ==================== ==================

                                                    F-15

         Convertible note
         ----------------
         On October 2004 we issued an $8,000,000 secured convertible term note ("Note") to Laurus Master Fund, Ltd. ("Laurus"). The Note is convertible into shares of our common stock at an initial conversion price of $1.50 per share. The convertible note has a term of three years and accrues interest at the prime rate plus 3% per year The Note is secured by substantially all our assets. This note is in default at December 31, 2007.

         Secured term notes
         ------------------
         In October 2005 we borrowed $10,000,000 from Laurus on a secured term note. The interest on the note is prime plus 3.25%. Principal payments are based on an amount that approximated 80% of net revenues as defined in the note agreement. This principally consists of net revenue on new producing wells. The loan will mature on October 31, 2008. The loan is in default as of December 31, 2007.

         On March 31, 2006, we borrowed $5,000,000 from Laurus under the credit facility provided in October 2005. Under the terms of the agreement the Company issued a Secured Term Note (the "Note") in the aggregate principal amount of $5 million. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, the Company amended and restated its previous $10 million Secured Term Note dated October 31, 2005 with Laurus Funds. The loan will mature on March 31, 2009 but is in default as of December 31, 2007.

         On May 31, 2006, we borrowed $10,000,000 from Laurus under the credit facility provided in October 2005. Under the terms of the agreement the Company issued a Secured Term Note (the "Note") in the aggregate principal amount of $5 million. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3.25%, subject to a floor of 10% and a ceiling of 14% per annum. Concurrently with the agreements listed above, the Company amended and restated its previous $10 million Secured Term Note dated October 31, 2005 with Laurus Funds. The loan will mature on May 31, 2009 but is in default as of December 31, 2007.

         The master security agreement establishes substantially all of our assets as collateral for the convertible note as well as for this note.

         Other notes payable
         -------------------
         We acquired a truck on September 10, 2003 and financed the purchase with a five-year loan from GMAC bearing an interest rate of 8.74%. As of December 31, 2007, the outstanding loan balance is $4,891.

         We have $35,583 outstanding on two loans with Cornerstone bank as of December 1, 2007. One loan bears interest of 7% and matured on March 13, 2008. The other loan bears interest of 8% and matured on February 25, 2008.

         Loan fees
         We have incurred loan fees in connection with our financing activities as follows:

                                                     ---------------------
                                                       Financing Fees
                                                     =====================

         Balance, January 1, 2006                    $             816,329
           Add for 2006 Notes                                      563,634
           2006 amortization                                     (717,452)
                                                     ---------------------

         Balance, December 31, 2006                  $             662,511
                                                     =====================

         Balance, January 1, 2007                    $             662,511
           2007 amortization                                     (662,511)
                                                     ---------------------
         Balance, December 31, 2007                  $                --
                                                     =====================

         Capitalized Interest
         --------------------
         We capitalize interest cost incurred on funds used in the development of our oil and gas properties. Capitalized interest is recorded as part of our capitalized oil and gas properties and is depleted over the estimated useful life of the assets. Interest cost capitalized for the years ended December 31, 2007 and 2006 was $-and $808,714, respectively.

     6.  Income Taxes

         Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. We had no income tax provision for the years ended December 31, 2006, 2005 and 2004. There are approximately $22,500,000 of net operating loss carry-forwards, which expire in 2018-2021. The net deferred tax is as follows as of December 31,:

                                                      2007          2006
                                                  ------------  ------------
Non-current deferred tax asset (liabilities):
   Net operating loss carry-forward               $10,641,000   $ 7,650,000
   Impaired assets & Goodwill                       1,279,000         --
   Oil & gas properties                            (6,690,000)   (5,226,000)
   Valuation allowance                             (5,230,000)   (2,424,000)
                                                  ------------  ------------
Total deferred tax, net                            $       --   $      --
                                                  ============  ============

        A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows as of December 31,:

                                                       ---------- ----------
                                                        2007       2006
                                                       ---------- ----------
             Statutory tax rate                            34.0%      34.0%
             Non-deductible expense                        (2.4)        7.8
             Oil & gas properties                         (14.8)      (21.4)
             Change in valuation allowance                (16.8)      (20.4)
                                                       ---------- ----------
             Effective tax rate                             0.0%        0.0%
                                                       ========== ==========

7. Related Party Transactions

         On June 30, 2006, we expensed a subscription receivable in the amount of $75,000 for one of our shareholders in exchange for public relation services rendered.

         During the year ended December 31, 2007 and 2006, we paid fees to Caldwell & Moll, LLC totaling $163,715 and $100,091, respectively for legal services provided in connection with current litigation. An Officer of the Company is a member of the service provider. As of December 31, 2006 the balance owed to Caldwell & Moll was $20,384.

         During the year ended December 31, 2007 and 2006, we paid fees to Accuity Financial Services, Inc. totaling $47,100 and $82,500, respectively for services provided in connection with preparation of our quarterly financial statements. A Director (resigned in 2007) of the Company is an officer of the service provider. As of December 31, 2006 the balance owed to Accuity Financial Services, Inc. was $18,000.

8. Derivatives

        Description of contracts.
        -------------------------
        We utilize energy swaps to reduce exposure to unfavorable changes in natural gas prices through fixed-price contracts. These contracts allow us to predict with greater certainty the effective natural gas prices received for hedged production. These contracts also benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. However, we will not benefit from market prices that are higher than fixed prices in contracts for hedged production. If we are unable to provide the quantity that we have contracted for we will have to go to the open market to purchase the required amounts that we have contracted to provide. For the year ended December 31, 2007 and 2006 fixed price contracts hedged approximately 88% and 84%, respectively, of our oil & gas production.

        The following table summarizes our fixed price contracts as of December 31, 2007:
                                                              Year Ending
                                                              December 31,
                                                          -------------------
                                                                 2008
                                                          -------------------
                Gas
                Contract volume                                       90,000
                Weighted-average price                                 $7.23

                Oil
                 Contract                                                 --
                volume
                 Weighted-average price                                   --

                Fair value asset                                  $   77,800

        Accounting.
        All fixed price contracts have been executed in connection with our natural gas hedging program. The differential between the fixed price and the floating price for each contract settlement period multiplied by the associated contract volume is the contract profit or loss. All of our contracts are considered to be cash flow hedges and there were no realized gains or losses in the years ending December 31, 2007 and 2006. The change in the fair value is shown as an adjustment to other comprehensive income with a corresponding balance sheet asset or liability recorded.

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

9.   Asset Retirement Obligations

        Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized were based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

                                                       Years Ended December 31,
                                                           2007      2006
                                                         --------- ---------
     Asset retirement obligation, beginning of year      $ 907,797 $ 749,618
     Liabilities incurred during the year                    --       84,600
     Liabilities settled during the year                  (455,386)     --
     Accretion of expense                                   58,589    71,779
                                                         --------- ---------
     Asset retirement obligations, end of year           $ 511,000 $ 907,797
                                                         ========= =========

10.  Impairment of Oil & Gas Properties

     We perform a full-cost ceiling test each quarter. The test establishes a limit (ceiling), on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A and the related deferred income taxes, may not exceed this "ceiling". The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet. The estimate of after-tax future net cash flows is calculated using a discount rate of 10 percent per annum and prices in effect at the end of the period held flat for the life of production, except where future oil and gas sales are covered by physical contract terms or by derivative instruments that qualify, and are accounted for, as cash flow hedges. If capitalized costs exceed this limit, the excess is charged to expense. The ceiling test resulted in an impairment of $15,564,184 in the year ended December 31, 2007. This impairment was for costs assigned to the full cost method subject to amortization, which included the cost of the wells, gathering systems and leasehold costs.

11.Subsequent Events

     In January, 2008 we entered into a fixed price contract covering approximately 45,000 DTH per month at a weighted average price of $7.10 for a one-year period beginning April 1, 2008.

     On April 30, 2008, Petrol Oil and Gas, Inc., Neodesha Pipeline, Inc. and Coal Creek Pipeline, Inc. (collectively, "Petrol") entered into a Foreclosure-Related Agreement (the "Agreement") with LV Administrative Services, Inc. ("LV"), administrative and collateral agent for Laurus Master Fund, Ltd. ("Laurus"), Valens Offshore SPV I, Ltd. ("Valens Offshore"), Valens U.S. SPV I, LLC ("Valens US"), Calliope Capital Corporation ("Calliope") and Pallas Production Corp. ("Pallas", and together with, Laurus, Valens Offshore, Valens US and Calliope, the "Holders").

     Petrol is in default of certain obligations to its Holders under its Secured Convertible Term Note, dated October 28, 2004, in the principle amount of $8,000,000; its Secured Term Note, dated October 31, 2005, in the principle amount of $10,000,000; its Secured Term Note, dated March 31, 2006, in the principle amount of $5,000,000; and its Secured Term Note, dated May 26, 2006, in the principle amount of $10,000,000 (collectively, the "Notes," and all other obligations of Petrol together with the Notes, the "Outstanding Obligations"), and has received from LV and the Holders a default and acceleration notice with respect to the Outstanding Obligations. The aggregate amount due and owing to the Holders as of April 30, 2008 is approximately $35.7 million.

     The Outstanding Obligations are secured by various mortgages and other fixed and mixed assets and real and personal property pursuant to security and other agreements covering assets or other rights to which Petrol has rights (all such assets, rights and collateral, collectively, the "Collateral"), a portion of which are assets and rights referred to as the "Petrol-Neodesha Project," located in Neosho and Wilson Counties, Kansas, consisting of, among other Collateral, mortgages, and real, personal property and fixed and mixed assets used in connection with the Petrol-Neodesha Project (the "Neodesha Collateral").

     The Agreement allows the Holders to foreclose on the Neodesha Collateral and governs the terms and conditions of the foreclosure. The Agreement provides that Petrol will not contest the sale of the Neodesha Collateral, which will be conducted as a public foreclosure sale in accordance with Kansas law. Petrol has agreed to reasonably assist LV and the Holders in the completion of the foreclosure sale. After the sale of the Neodesha Collateral becomes final, LV and the Holders will release Petrol of all remaining amounts owed or claims they may have, and the Holders will reassign to Petrol their overriding royalty interests in the mineral leases located at Petrol's Coal Creek Project.

     As part of the Agreement, Petrol will cancel all outstanding warrants for purchases of securities issued to Holders in connection with the Outstanding Obligations and replace them with warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.20 per share.

12.  Supplemental Oil and Gas Reserve Information (Unaudited)

        Net Capitalized costs related to oil & gas producing activities

                                                    Years Ended December 31,
                                                 ------------      ------------
                                                     2007               2006
                                                 ------------      ------------

              Proved                             $ 12,710,443      $ 24,576,664
              Unproved                                313,829         1,210,174
                                                 ------------      ------------
                                                   13,024,272        25,783,838
              Accumulated depreciation
                 and depletion                     (4,104,601)       (2,717,301)
                                                 ------------      ------------
              Net capitalized costs              $  8,919,671      $ 23,066,537
                                                 ============      ============



         Costs incurred in oil & gas producing activities for the year ended
December 31,:

                                                                  2007            2006
                                                              -----------     -----------
         Acquisition of properties proved & unproved          $      --       $   256,172
         Development costs                                        467,696       9,987,368
                                                              -----------     -----------
         Total                                                $   467,696     $10,243,540
                                                              ===========     ===========

        Results of operations from oil and gas producing activities
        The following table includes revenues and expenses associated directly with our gas and oil producing activities. It does not include any interest costs and general and administrative costs and, therefore, is not necessarily indicative of the contribution to consolidated net operating results of our gas and oil operations.

                                                              Years Ended December 31,
                                                                2007            2006
                                                            -----------      -----------
              Production revenues                           $ 5,488,673      $ 6,532,798
              Production and pipeline costs                  (2,605,257)      (4,776,035)
              Depreciation and depletion                     (1,387,300)      (1,793,788)
              Income tax  (allocated on gross profits
              based on statutory rates)                        (509,000)        (285,000)
                                                            -----------      -----------
              Results of operations for producing
              activities                                    $   987,116      $   634,578
                                                            ===========      ===========

        Gas and oil Reserve Quantities
        Our ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the United States, are summarized below. Proved reserves are estimated quantities of natural gas and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
        Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods.
        Reserves are stated in thousand cubic feet (mcf) of natural gas and barrels (bbl) of oil. Geological and engineering estimates of proved natural gas and oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.





                                                                         Gas -mcf           Oil -bbls
                                                                     ------------------ ------------------
       Proved reserves:
         Balance, January 1, 2006                                           15,132,733            123,055
         Revisions of previous estimates                                    (1,913,483)             8,354
         Extensions and discoveries                                            445,662            120,230
         Production                                                           (831,009)           (22,249)
                                                                     ------------------ ------------------
         Balance December 31, 2006                                          12,833,903            229,390
                                                                     ================== ==================
                                                                             Gas - mcf         Oil - bbls
                                                                     ------------------ ------------------
       Proved reserves:
         Balance, January 1, 2007                                           12,833,903            229,390
         Revisions of previous estimates                                    (3,969,471)            (4,903)
         Divested reserves                                                       --              (147,981)
         Extensions and discoveries                                          1,653,603               --
         Production                                                           (740,568)           (11,482)
                                                                     ------------------ ------------------
       Balance, December 31, 2007                                            9,777,467             65,024
                                                                     ================== ==================

                                                                          Gas-mcf           Oil-bbls
                                                                     ------------------ ------------------
       Proved developed reserves at the end of the year:
            Balance, December 31, 2006                                       8,525,003            229,390
                                                                     ================== ==================
            Balance, December 31, 2007                                       4,331,717             65,024
                                                                     ================== ==================

        Standardized measure of discounted future net cash flows
        The standardized measure of discounted future net cash flows from our proved reserves for each of the years presented in the financial statements is summarized below. The standardized measure of future cash flows as of December 31, 2007 and 2006 is calculated using a price per Mcf of natural gas of $4.31 and $7.50, respectively and a price per barrel of oil at $81.81 and $54.00, respectively. Estimated future cash flows are based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 2007, 2006 and 2005, it should be emphasized that such conditions continually change.
        Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

       Year ended December 31, 2006
          Future production revenue                                                          $  109,137,000
          Future production costs                                                               (50,029,000)
          Future development costs                                                               (4,586,000)
                                                                                     -----------------------
          Future cash flows before income taxes                                                  54,522,000
          Future income taxes                                                                    (7,930,000)
                                                                                     -----------------------
          Future net cash flows                                                                  46,592,000
          10% annual discount for estimating of future cash flows                               (15,720,000)
                                                                                     -----------------------
       Standardized measure of discounted net cash flows                                     $   30,872,000
                                                                                     =======================

                                                    F-23



       Year ended December 31, 2007
          Future production revenue                                                            $  47,461,000
          Future production costs                                                                (23,916,000)
          Future development costs                                                                (8,495,000)
                                                                                     -----------------------

          Future cash flows before income tax                                                     15,050,000
          Future income taxes                                                                           --
                                                                                     -----------------------
          Future net cash flows                                                                   15,050,000
          10% annual discount for estimating of future cash flows                                 (6,130,000)
                                                                                     -----------------------
       Standardized measure of discounted net cash flows                                       $   8,920,000
                                                                                     =======================

          Changes in Standardized Measure of Discounted Future Net Cash Flows
         The principal changes in the standardized measure of discounted future net cash flows relating to proven natural gas and oil properties were as follows:

       Balance, January 1, 2006                                                                $  34,580,000
          Sales, net of production costs                                                          (8,237,000)
          Net changes in pricing and production costs                                            (14,394,000)
          Extensions and discoveries                                                               4,601,000
          Revisions                                                                              (10,344,000)
          Development costs incurred that were previously estimated                                4,816,000
          Net change in estimated future development costs                                         1,625,000
          Accretion of discount                                                                       52,000
          Change in income taxes                                                                  18,173,000
                                                                                     -----------------------
       Balance December 31, 2006                                                               $  30,872,000
                                                                                     =======================

       Balance, January 1, 2007                                                                $  30,872,000
          Sales, net of production costs                                                          (7,068,000)
          Net changes in pricing and production costs                                            (12,480,000)
          Extensions and discoveries                                                               3,898,000
          Revisions                                                                              (13,471,000)
          Development costs incurred that were previously estimated                                     --
          Net change in estimated future development costs                                        (1,123,000)
          Accretion of discount                                                                      272,000
          Change in income taxes                                                                   7,930,000
                                                                                     -----------------------

       Balance December 31, 2007                                                               $   8,920,000
                                                                                     =======================

                                                    F-24