Form 10-Q
period 2008-03-31
PETROL OIL & GAS INC
filed 2008-05-20
CIK 1109348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period ended _____________ to ______________

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

                          11020 King Street, Suite 375
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

               ---------------------------------------------------
              (former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        Yes |X|    No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer___   Accelerated filer___   Non-accelerated filer_X_
                                                   (Do not check if a smaller
                                                      reporting company)

Smaller Reporting Company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                          Yes |_|    No |X|

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2008 was 29,090,926.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
                                   Petrol Oil and Gas, Inc.
                             Condensed Consolidated Balance Sheet


                                                                   March 31,     December 31,
                                                                     2008           2007
                                                                 ------------    ------------
                                                                  Unaudited        Audited
Assets
Current assets:
      Cash                                                      $    628,069    $    506,711
      Accounts receivable                                            371,519         529,554

      Derivative asset                                                  --            77,800
      Prepaid expenses                                                42,495          42,495
                                                                ------------    ------------
                Total current assets                               1,042,083       1,156,560
                                                                ------------    ------------

Fixed assets:
      Pipeline                                                     1,522,423       1,522,423
      Equipment and vehicles                                         403,801         388,762
                                                                ------------    ------------
                                                                   1,926,224       1,911,185
                Less accumulated depreciation                        528,376         487,954
                                                                ------------    ------------
                                     Net fixed
                                     assets                        1,397,848       1,423,231
                                                                ------------    ------------

Other assets:
      Oil and gas properties using full cost accounting:
                Properties not subject to
                amortization                                         313,829         313,829
                Properties subject to
                amortization                                       8,456,542       8,605,842
      Deposits                                                         3,000           3,000
                                                                ------------    ------------
                                     Total other                   8,773,371       8,922,671
                                     assets
                                                                ------------    ------------

                                                                $ 11,213,302    $ 11,502,462
                                                                ============    ============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Accounts payable                                          $    134,374    $     37,366
      Accrued liabilities                                          1,164,224         649,031

      Short term derivative liability                              1,296,360            --
      Current portion of long term debt                           26,669,614      26,639,094
                                                                ------------    ------------
                                     Total                        29,264,572      27,325,491
                                     liabilities
                                                                ------------    ------------

Asset retirement obligation                                          521,859         511,000
                                                                ------------    ------------

Commitments and contingencies

      Stockholders' Equity (Deficit):
      Preferred stock, $0.001 par value,
      10,000,000 shares authorized, no
                shares issued and outstanding                           --              --
      Common stock, $0.001 par value,
      100,000,000 shares authorized
                29,090,926 shares issued and
                outstanding                                           29,090          29,090
      Additional paid-in capital                                  27,220,866      27,220,866
      Other comprehensive income (loss)                           (1,296,360)         77,800
      Accumulated (deficit)                                      (44,526,725)    (43,661,785)
                                                                ------------    ------------
                                                                 (18,573,129)    (16,334,029)
                                                                ------------    ------------

                                                                $ 11,213,302    $ 11,502,462
                                                                ============    ============

See notes to condensed consolidated financial statements.

                                              2

                            Petrol Oil and Gas, Inc.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)



                                                      For the Quarter Ended
                                                             March 31,
                                                   ------------    ------------
                                                           2008            2007
                                                   ------------    ------------


Revenue
     Oil and gas activities                        $  1,092,784    $  1,611,408
                                                   ------------    ------------

Expenses:

     Direct costs                                       468,342         754,038

     Pipeline costs                                      21,196         265,328

     General and administrative                         311,552         250,868

     Professional and consulting fees                   165,508         387,731

     Depreciation, depletion and amortization           200,163         652,397
                                                   ------------    ------------
                   Total expenses                     1,166,761       2,310,362
                                                   ------------    ------------


Net operating (loss)                                    (73,977)       (698,954)
                                                   ------------    ------------

Other income (expense):

     Interest income                                        779            --

     Loss on disposal of assets                         (26,775)           --
     Interest expense                                  (764,966)     (1,088,253)
                                                   ------------    ------------
                                                       (790,962)     (1,088,253)

Net (loss)                                         $   (864,939)   $ (1,787,207)
                                                   ============    ============


Weighted average number of
     common shares outstanding - basic and fully
     diluted                                         29,090,926      29,090,926
                                                   ============    ============


Net (loss) per share - basic and fully diluted     $      (0.03)   $      (0.06)
                                                   ============    ============


            See notes to condensed consolidated financial statements.

                            Petrol Oil and Gas, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       For the Quarter Ended
                                                             March 31,
                                                    -----------     -----------
                                                        2008            2007
                                                    -----------     -----------

Cash flows from operating activities

Net (loss)                                          $  (864,939)    $(1,787,207)

Depreciation, depletion and amortization                200,164         539,792

Loss on disposal of assets                               26,775         293,332

Accretion of asset retirement obligation                 10,859          20,170

Shares issued for interest                                 --           115,746
Adjustments to reconcile net (loss) to cash used in operating activities:

       Accounts receivable                              158,035         (98,663)

       Prepaid and other assets                            --            17,036

       Accounts payable                                  97,008        (268,195)

       Accrued liabilities                              515,192          66,104
                                                    -----------     -----------
Net cash provided by (used in) operating
activities                                              143,094      (1,101,885)
                                                    -----------     -----------

Cash flows from investing activities

     Purchase of fixed assets                           (52,254)           --

     Additions to other assets                             --           (20,136)
     Additions to oil and gas properties and
     deposits                                              --          (239,313)
                                                    -----------     -----------
Net cash provided from (used in) investing
activities                                              (52,254)       (259,449)
                                                    -----------     -----------

Cash flows from financing activities

     Proceeds from loans payable                         36,557            --

     Payments on notes payable                           (6,039)       (575,661)
                                                    -----------     -----------
Net cash provided from (used in) financing
activities                                               30,518        (575,661)
                                                    -----------     -----------


Net increase (decrease) in cash                         121,358      (1,936,995)

Cash - beginning                                        506,711       5,917,958
                                                    -----------     -----------

Cash - ending                                       $   628,069     $ 3,980,963
                                                    ===========     ===========

Supplemental disclosures:

     Interest paid                                  $   254,107     $   825,909
                                                    ===========     ===========
     Income taxes paid
                                                           --              --
                                                    ===========     ===========


            See notes to condensed consolidated financial statements.



                            Petrol Oil and Gas, Inc.
                     Notes to Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.
These statements should be read in conjunction with the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2007.

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

Note 3 - Stock Transactions

During the three months ended March 31, 2008 there was no activity in our stock.
A summary of stock options and warrants is as follows:

                                                      Options                              Warrants
Outstanding 01/01/08                                     760,000          $2.12              8,233,333          $2.28
Granted                                                        -              -                      -              -
Cancelled                                               (50,000)           3.25                      -              -
Exercised                                                      -              -                      -              -
                                                  ---------------                      ---------------
Outstanding 3/31/08                                      710,000          $2.04              8,233,333          $2.28
                                                  ===============                      ===============



Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells.
The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

                                                             March 31, 2008
                                                            ----------------
Asset retirement obligation, beginning of year                     $ 511,000
Liabilities incurred during the year                                    --
Liabilities settled during the year                                     --
Accretion of expense                                                  10,859
                                                             ---------------
Asset retirement obligations, end of year                          $ 521,859
                                                            ================

                                       5

Note 4 - Debt

Debt consists of the following:

                                           March 31, 2008
                                           ==============
Total notes payable                        $   26,669,614

Our long-term debt has been classified as current as they were in default at March 31, 2008. See Note 6 for subsequent events.

Note 5 - Fixed Price Sales Contracts

We have entered into various contracts with our customers to sell gas and oil at a fixed price. At March 31, 2008 we had contracts covering approximately 45,000 mmbtu per month for the period of April 2008 to March 2009 at an average price of $7.10 per mmbtu.

Note 6 - Subsequent Events

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

         For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007, and to the extent applicable, our Quarterly Reports on Form 10-Q.

         References to "Petrol", "the Company", "we," "us," and "our" refer to Petrol Oil and Gas, Inc.



Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

OVERVIEW AND OUTLOOK

Results of Operations for the Three Months Ended March 31, 2008 and 2007.

         The following table summarizes selected items from the statement of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.


                                                Three Months Ended March 31,
                                             -----------------------------------      Increase          Percentage
                                                  2008                2007           (Decrease)           Change
                                             ----------------    ---------------    --------------    --------------
Revenue                                           $1,092,784         $1,611,408         (518,624)           (32.2)%

Expenses:
   Direct costs                                      468,342            754,038         (285,696)           (37.9)%
   Pipeline costs                                     21,196            265,328         (244,132)           (92,0)%
   General and administrative                         311,55            250,868            60,684             24.2%
   Professional and consulting fees                  165,508            387,731         (222,223)           (57.3)%
   Depreciation, depletion and amortization          200,163            652,397         (452,234)           (69.3)%
                                             ----------------    ---------------    --------------    --------------
     Total expenses                                1,166,761          2,310,362       (1,143,601)           (49.5)%
                                             ----------------    ---------------    --------------    --------------
Net operating (loss)                                (73,977)          (698,954)           624,977           (89.4)%
                                             ----------------    ---------------    --------------    --------------

Other income (expense):
   Interest income                                       779                 --               779               N/A
   Loss on disposal of assets                       (26,775)                 --          (26,775)               N/A
   Interest expense                                (764,966)        (1,088,253)         (323,287)           (29.7)%
                                             ----------------    ---------------    --------------    --------------
     Total other income (expense)                  (790,962)        (1,088,253)         (297,291)           (27.3)%

Net income (loss)                                  (864,939)        (1,787,207)           922,268             51.6%
                                             ================    ===============    ==============    ==============

         Revenues. Revenues for the three months ended March 31, 2008 were $1,092,784 compared to revenues of $1,611,408 in the three months ended March
31, 2007. This resulted in a decrease of $518,624 or 32.2%, from the same period one year ago. The decrease in revenues primarily resulted from of the expiration of a favorable gas hedge, declining production and the sale of a substantial portion of our oil production.

         Direct Costs. Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct costs for the three months ended March 31, 2008 were $468,342, an decrease of $285,696, or 37.9%, from $754,038 for the three months ended March
31, 2007. This decrease reflects expenses incurred in the first quarter of 2007 related to the Company's failed efforts to dewater and obtain commercial production from wells drilled beginning during the last half of 2006 with respect to its Burlington and Waverly properties in the Coal Creek Project. The
Company ceased dewatering efforts in Coal Creek near the end of the Company's second quarter 2007. We have also reduced our costs related to work-overs, repairs and modification to the Neodesha wells and pipeline system that we had previously experienced during the same period in the previous year. We do not anticipate maintenance and work-over costs to that extent in the future and our current direct operating costs are more indicative of our overall production costs.

                                       8

         Pipeline Costs. Pipeline costs for the three months ended March 31, 2008 were $21,196, a decrease of $244,132, or 92.0%, from $265,328 for the three months ended March 31, 2007. The decrease in pipeline costs was primarily the result of our cessation of the operation of the Company's pipeline system supporting its Waverly properties in the Coal Creek Project and reduced operating of its Burlington properties, also in the Coal Creek Project during the second quarter 2007 and changes to our compression system, resulting in reduced compressor rentals, together will reduce overall expenses.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 were $311,552, an increase of $60,684, or 24.2%, from $250,868 for the three months ended March 31, 2007. The increase in general and administrative expenses is attributable to less production activity, where costs would be costs allocated.

         Professional and Consulting Fees. Professional and consulting fees for the three months ended March 31, 2008 was $165,508, a decrease of $222,223, or 57.3%, from $387,731 for the three months ended March 31, 2007. The decrease in professional and consulting fees was a result of an overall reduction in the use of consultants and levels of accounting and legal services as well as general cost cutting.

         Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense for the three months ended March 31, 2008 was $200,163, a decrease of $452,234, or 69.3%, from $652,397 for the three months ended March 31, 2007. The decrease in depreciation, depletion and amortization reflects a significantly lower level of applicable assets in the first quarter 2008 as compared to the first quarter of 2007 due to the charge for impairment of oil and gas properties and pipelines and the sale of oil properties.

         Net Operating Loss. The net operating loss for the three months ended March 31, 2008 was $73,977, versus a net operating loss of $698,954 for the three months ended March 31, 2007.

         Other Income (Expense). Interest expense for the three months ended March 31, 2008 was $764,966 a decrease of $323,287 from the three months ended March 31, 2007 from $1,088,253. The decrease in interest expense is the result of the accretion of warrants in 2007 and no remaining accretion in 2008. In the three months ended March 31, 2008, we incurred a loss on the disposal of fixed assets of $26,775.

Liquidity and Capital Resources

         During the six months ended March 31, 2008 our cash position decreased by $4,071,502. During that period, our operating activities utilized $2,417,475 of cash mainly from operating expenses we incurred, and we made payments on notes payable of $1,375,555. The following table summarizes total assets, accumulated deficit, stockholders' equity and working capital at March 31, 2008 compared to December 31, 2007.



                                                              Increase    /   (Decrease)
                              March 31,      December 31,   -----------------------------
                                2008            2007             $                %
                            ------------    ------------    ------------     ------------


Current assets              $  1,042,083    $  1,156,560    $   (114,477)            (9.9)%
                            ============    ============    ============     ============

Current liabilities           29,264,572      27,325,491       1,939,081              7.1%
                            ============    ============    ============     ============

Working capital (deficit)   $(28,222,489)   $(26,168,931)   $ (2,053,558)             7.8%
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

                                       10

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

          We entered into a "Fixed Price Contract" to sell 1,000.0 DTH per day of our natural gas productions at a fixed price of $7.32 per DTH. The contract period began April 1, 2007 and expired on March 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.

Item 4T. Controls and Procedures.

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our sole executive officer, Chief Executive Officer, Loren Moll and with the assistance of our company accountant. Based upon that evaluation, they concluded that, as of March 31, 2008, our disclosure controls and procedures have not been identified and we have not yet tested their effectiveness. Because of this lack of identification and testing, we cannot assure the effectiveness of the controls and procedures. There have been no significant changes in our internal controls over financial reporting for the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

         There has been no change in the Company's disclosure controls the quarter ended March 31, 2008 that has materially affected or is likely to materially affect its control over financial reporting.

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

         Management has not yet identified the critical disclosure controls and procedures associated with the Company's internal control over financial reporting for the quarter ended March 31, 2008 and has not yet tested the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the lack of identification and testing of disclosure controls and procedures associated with the Company's internal control over financial reporting for the quarter ended March 31, 2008. This material weakness could materially affect the Company's control over financial reporting.

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

Weaver & Martin LLC, the Company's independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company's internal control over financial reporting as of March 31, 2008.


                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.

         Petrol is and may become involved in various routine legal proceedings incidental to its business. However, to Petrol's knowledge as of the date of this report, there are no material pending legal proceedings to which Petrol is a party or to which any of its property is subject.

Item 1A. Risk Factors.

         There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3.   Defaults Upon Senior Securities.

         On April 30, 2008, Petrol entered into a Foreclosure-Related Agreement (the "Agreement") with LV Administrative Services, Inc. ("LV"), administrative and collateral agent for Laurus Master Fund, Ltd. ("Laurus"), Valens Offshore SPV I, Ltd. ("Valens Offshore"), Valens U.S. SPV I, LLC ("Valens US"), Calliope Capital Corporation ("Calliope") and Pallas Production Corp. ("Pallas", and together with, Laurus, Valens Offshore, Valens US and Calliope, the "Holders").

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

Date:  May 19, 2008

                                INDEX TO EXHIBITS

Exhibit
Number         Exhibits
-------        ----------------------------------------------------------------

31.1 Certification of the Company's Chief Executive Officer and principal accounting officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1 Certification of the Company's Chief Executive Officer and principal accounting officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).