Form 10-Q
period 2008-06-30
PETROL OIL & GAS INC
filed 2008-08-14
CIK 1109348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008
                                                --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    -------

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

          Large accelerated filer [ ]       Accelerated filer [ ]

          Non-accelerated filer [X]         Smaller Reporting Company [ ]
          (do not check if smaller
              reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                    Yes |_|    No |X|

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2008 was 29,090,926.


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                            Petrol Oil and Gas, Inc.
                      Condensed Consolidated Balance Sheet


                                                                June 30,     December 31,
                                                                 2008            2007
                                                             ------------    ------------
                                                              (Unaudited)     (Audited)
Assets
Current assets:
     Cash                                                    $    478,914    $    506,711
     Accounts receivable                                          420,450         529,554
     Prepaid expenses and other                                    42,495         120,295
                                                             ------------    ------------
            Total current assets                                  941,859       1,156,560
                                                             ------------    ------------

Fixed assets:
     Pipeline                                                   1,522,423       1,522,423
     Equipment and vehicles                                       403,801         388,762
                                                             ------------    ------------
                                                                1,926,223       1,911,185
            Less accumulated depreciation                         572,174         487,954
                                                             ------------    ------------
                       Net fixed assets                         1,354,049       1,423,231
                                                             ------------    ------------

Other assets:
     Oil and gas properties using full cost accounting:
            Properties not subject to
            amortization                                          313,829         313,829
            Properties subject to
            amortization                                        8,276,394       8,605,842

     Deposits                                                       3,000           3,000
                                                             ------------    ------------
                       Total other assets                       8,593,223       8,922,671
                                                             ------------    ------------

                                                             $ 10,889,131    $ 11,502,462
                                                             ============    ============

Liabilities and Stockholders' Equity
(Deficit)

Current liabilities:

     Accounts payable                                        $    198,253    $     37,366
     Accrued liabilities                                        1,239,207         649,031

     Short term derivative liability                            2,188,530            --
     Current portion of long term debt                         26,662,814      26,639,094
                                                             ------------    ------------
                       Total liabilities                       30,288,804      27,325,491
                                                             ------------    ------------

Asset retirement obligation                                       532,718         511,000
                                                             ------------    ------------

Commitments and contingencies:

Stockholders' Equity (Deficit):
     Preferred stock, $0.001 par value, 10,000,000 shares
            authorized, no shares issued and outstanding             --              --
     Common stock, $0.001 par value, 100,000,000 shares
            authorized 29,090,926 shares issued and
            outstanding                                            29,090          29,090
     Additional paid-in capital                                27,220,866      27,220,866

     Other comprehensive income (loss)                         (2,188,530)         77,800
     Accumulated (deficit)                                    (44,993,817)    (43,661,785)
                                                             ------------    ------------
                                                              (19,932,391)    (16,334,029)
                                                             ------------    ------------

                                                             $ 10,889,131    $ 11,502,462
                                                             ============    ============


                 See notes to condensed consolidated financial statements.

                                             1



                                                   Petrol Oil and Gas, Inc.
                                        Condensed Consolidated Statement of Operations
                                                          (Unaudited)



                                                            For the Quarter Ended               For the Six Months Ended
                                                                   June 30,                              June 30,
                                                       ------------       ------------       ------------       ------------
                                                           2008               2007               2008               2007
                                                       ------------       ------------       ------------       ------------

Revenue
     Oil and gas activities                            $  1,162,800       $  1,336,821       $  2,255,584       $  2,948,229

Expenses:

     Direct costs                                           404,203            746,029            872,545          1,500,067

     Pipeline costs                                          12,099            286,391             33,295            551,719

     General and administrative                             353,928            481,574            665,481            962,953
     Impairment of oil & gas properties and
     pipelines                                                 --            8,812,027               --            8,812,027

     Professional and consulting fees                       128,778            354,286            294,286            511,507

     Depreciation, depletion and amortization               223,945            593,057            424,109          1,245,454
                                                       ------------       ------------       ------------       ------------

                   Total expenses                         1,122,954         11,273,364          2,289,716         13,583,727
                                                       ------------       ------------       ------------       ------------


Net operating income (loss)                                  39,846         (9,936,543)           (34,132)       (10,635,498)
                                                       ------------       ------------       ------------       ------------

Other income (expense):

     Interest income                                            362               --                1,141               --

     Loss on disposal of assets                                --                 --              (26,775)              --

     Interest expense                                      (507,300)        (1,067,435)        (1,272,266)        (2,155,688)
                                                       ------------       ------------       ------------       ------------

                                                           (506,938)        (1,067,435)        (1,297,900)        (2,155,688)


Net (loss)                                             $   (467,092)      $(11,003,978)      $ (1,332,032)      $(12,791,186)
                                                       ============       ============       ============       ============


Weighted average number of
     common shares outstanding - basic and fully
     diluted                                             29,090,926         29,090,926         29,090,926         29,090,926
                                                       ============       ============       ============       ============


Net (loss) per share - basic and fully diluted         $      (0.02)      $      (0.38)      $      (0.05)      $      (0.44)
                                                       ============       ============       ============       ============


                                   See notes to condensed consolidated financial statements.

                                                                2




                                         Petrol Oil and Gas, Inc.
                              Condensed Consolidated Statement of Cash Flows
                                                (unaudited)


                                                                      For the Six Months Ended June 30,
                                                                     -----------             ------------
                                                                         2008                    2007
                                                                     ------------            ------------
Cash flows from operating activities
Net (loss)                                                           $ (1,332,032)           $(12,791,186)
Depreciation, depletion and amortization                                  413,668               1,020,243
Warrant accretion                                                            --                   544,169
Impairment of oil & gas properties                                           --                 8,812,027
Warrants, options, and shares issued for services                            --                   167,928

Loss on disposal of assets                                                 26,775                    --

Accretion of asset retirement obligation                                   21,718                  40,340
Adjustments to reconcile net (loss) to cash
             used in operating activities:
                          Accounts receivable                             109,104                 117,120

                          Prepaid and other assets                           --                   (37,035)
                          Accounts payable                                160,887                (265,716)

                          Accrued liabilities                             590,175                 (25,363)
                                                                     ------------            ------------
Net cash provided by (used in) operating activities                        (9,705)             (2,417,473)
                                                                     ------------            ------------

Cash flows from investing activities

             Purchase of fixed assets                                     (41,810)                (38,509)

             Additions to other assets                                       --                   (20,136)
             Additions to oil and gas properties and deposits                --                  (468,490)
                                                                     ------------            ------------
Net cash provided from (used in) investing activities                     (41,810)               (527,135)
                                                                     ------------            ------------

Cash flows from financing activities

             Proceeds from loans payable                                   36,557                  23,452
             Amortized loan fees                                             --                   225,211
             Payments on notes payable                                    (12,839)             (1,375,555)
                                                                     ------------            ------------
Net cash provided from financing activities                                23,718              (1,126,892)
                                                                     ------------            ------------

Net increase (decrease) in cash                                           (27,797)             (4,071,500)
Cash - beginning                                                          506,711               5,917,958
                                                                     ------------            ------------
Cash - ending                                                        $    478,914            $  1,846,458
                                                                     ============            ============

Supplemental disclosures:

             Interest paid                                           $    542,266            $  1,639,644
                                                                     ============            ============
             Income taxes paid                                               --                      --
                                                                     ============            ============


                         See notes to condensed consolidated financial statements.

                                                     3



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

Note 3 - Stock Transactions

During the six months ended June 30, 2008 there was no activity in our stock. A summary of stock options and warrants is as follows:

                                                   Options         Exercise        Warrants         Exercise
                                                                    Price                            Price
Outstanding - 01/01/08                             760,000           $2.12         8,233,333          $2.28
Granted                                               --               --               --              --
Cancelled                                          (50,000)           3.25              --              --
Exercised                                            --                --               --              --
                                                  ---------------------------------------------------------
Outstanding - 6/31/08                              710,000           $2.04         8,233,333          $2.28
                                                  =========================================================

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells.
The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

                                                              June 30, 2008
                                                              -------------
Asset retirement obligation -January 1, 2008                     $ 511,000
Liabilities incurred during the year                                  --
Liabilities settled during the year                                   --
Accretion of expense                                                21,718
                                                                 ---------
Asset retirement obligations - June 30, 2008                     $ 532,718
                                                                 =========



Note 5 - Debt

Debt consists of the following:
                                             June 30, 2008
                                             -------------
Total notes payable                          $ 26,662,814
                                             ============


Our long-term debt has been classified as current as we were in default at June 30, 2008.

Interest expense related to our debt was $1,272,266 for the six months ended June 30, 2008 and $2,155,688 for the six months ended June 30, 2007.

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

Note 6 - Fixed Price Sales Contracts

We have entered into various contracts with our customers to sell gas and oil at a fixed price. At June 30, 2008 we had contracts covering approximately 45,000 mmbtu per month for the period of July 2008 to March 2009 at an average price of $7.10 per mmbtu.

Note 7 - Subsequent Events

On July 9, 2008, the Company granted Non-Qualified Stock Options to purchase the Company's common stock, $0.001 par value, under the 2006 Plan to Messrs. Loren Moll and Robert Kite. Mr. Moll, the Company's president, chief executive officer and a member of the board of directors was granted options to purchase 2.9 million shares of the Company's common stock at exercise prices ranging from $0.20 to $1.20. Mr. Kite, a member of the Company's board of directors, was granted options to purchase 1.5 million shares of the Company's common stock at exercise prices ranging from $0.20 to $0.50. These options may be exercised at any time between July 9, 2008 and July 9, 2018. The closing price of the Company's stock on July 9, 2008 was $0.14 per share.

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

         Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

     o attainment of profitable operations based on the development of oil and gas products that can be sold, and the continued availability of debt or equity financing. The Company's ability to continue to operate is contingent on refinancing or restructuring indebtedness. See "Liquidity and Capital Resources."

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

         For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007 and to the extent applicable, our Quarterly Reports on Form 10-Q.

         References to "Petrol," "the Company," "we," "us," and "our" refer to Petrol Oil and Gas, Inc.



Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.


Results of Operations for the Three Months Ended June 30, 2008 and 2007.

         The following table summarizes selected items from the statement of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.


                                                    Three Months Ended June 30,
                                                 --------------------------------          Increase          Percentage
                                                     2008                2007             (Decrease)           Change
                                                 ------------        ------------        ------------          -----
Revenue                                          $  1,162,800        $  1,336,821        $   (174,021)           13%

Expenses:
   Direct costs
                                                      404,203             746,029            (341,826)           45.8%
   Pipeline costs
                                                       12,099             286,391            (274,292)           95.8%
   General and administrative
                                                      353,928             481,574            (127,646)           26.5%
   Impairment of oil and gas properties
   and pipelines                                         --             8,812,027          (8,812,027)
   Professional and consulting fees
                                                      128,778             354,286            (225,508)           63.7%
   Depreciation, depletion and amortization
                                                      223,945             593,057            (369,112)           62.2%
                                                 ------------        ------------        ------------            -----
     Total expenses                                 1,122,954          11,273,364         (10,150,410)           90%
                                                 ------------        ------------        ------------            -----

Net operating income (loss)                            39,846          (9,936,543)          9,976,389            100.4%
                                                 ------------        ------------        ------------            -----

Other income (expense):
   Interest income                                        362                --                   362            100%
                                                 ------------        ------------        ------------            -----
   Interest expense                                  (507,300)         (1,067,435)            560,135            52.5%
                                                 ------------        ------------        ------------            -----
     Total other income (expense)                    (506,938)         (1,067,435)            560,497            52.5%

Net income (loss)                                    (467,092)       $(11,003,978)       $ 10,536,886            95.8%
                                                 ============        ============        ============            =====

         Revenues. Revenues for the three months ended June 30, 2008 were $1,162,800 compared to revenues of $1,336,821 in the three months ended June 30, 2007. This resulted in a decrease of $174,021 or 13.0%, from the same period one year ago. The decrease in revenues is primarily the result of decreased production, together with decreased pricing (after impact of the Company's hedging activities).

         Direct Costs. Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct costs for the three months ended June 30, 2008 were $404,203, a decrease of $341,826 or 45.8%, from $746,029 for the three months ended June 30, 2007. This decrease reflects expenses incurred in the first quarter of 2007 related to the Company's failed efforts to dewater and obtain commercial production from wells drilled beginning during the last half of 2006 with respect to its Burlington and Waverly properties in the Coal Creek Project. The
Company ceased dewatering efforts in Coal Creek near the end of the Company's second quarter 2007. We have also reduced our costs related to work-overs, repairs and modification to the Neodesha wells and pipeline system that we had previously experienced during the same period in the previous year. We do not anticipate maintenance and work-over costs to that extent in the future and our current direct operating costs are more indicative of our overall production costs.

         Pipeline Costs. Pipeline costs for the three months ended June 30, 2008 were $12,099, a decrease of $274,292, or 95.8%, from $286,391 for the three months ended June 30, 2007. The decrease in pipeline costs was primarily the result of our cessation of the operation of the Company's pipeline system

                                       7



supporting its Waverly properties in the Coal Creek Project and reduced operating of its Burlington properties, also in the Coal Creek Project during the second quarter 2007, followed by a cessation of operation of the Burlington properties during the second quarter of 2008, and changes to our compression system, resulting in reduced compressor rentals, together will reduce overall expenses.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2008 were $353,928, a decrease of $127,646, or 26.5%, from $481,574 for the three months ended June 30, 2007. The decrease in general and administrative expenses is attributable to the streamlining and reduction of expenses.


         Professional and Consulting Fees. Professional and consulting fees for the three months ended June 30, 2008 was $128,778, a decrease of $225,508, or 63.7%, from $354,286 for the three months ended June 30, 2007. The decrease in professional and consulting fees in the current period was a result of decreased investor relations fees and a lessened reliance on outside consultants.

         Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense for the three months ended June 30, 2008 was $223,945, a decrease of $369,112 or 62.2%, from $593,057 for the three months ended June 30, 2007. The decrease in depreciation, depletion and amortization reflects a significantly lower level of applicable assets in the first quarter
2008 as compared to the first quarter of 2007 due to the charge for impairment of oil and gas properties and pipelines and the sale of oil properties.

         Net Operating Loss. The net operating loss for the three months ended
June 30, 2008 was $39,846, versus a net operating loss of $9,936,543.

         Interest Expense. Interest expense for the three months ended June 30, 2008 was $507,300, a decrease of $560,135, or 52.2%, from $1,067,435 for the three months ended June 30, 2007. The decrease in interest expense is the result of the accretion of warrants in 2007 and no remaining accretion in 2008.

Results of Operations for the Six Months Ended June 30, 2008 and 2007.

         The following table summarizes selected items from the statement of operations for the six months ended June 30, 2008 compared to the six ended June
30, 2007.

                                                    Six Months Ended June 30,
                                                 --------------------------------          Increase          Percentage
                                                     2008                2007             (Decrease)           Change
                                                 ------------        ------------        ------------          -----
Revenue                                          $  2,255,584        $  2,948,229        $   (692,645)          23.5%

Expenses:
   Direct costs                                       872,545           1,500,067            (627,522)          41.8%
   Pipeline costs                                      33,295             551,719            (518,424)          93.9%
   General and administrative                         665,481             962,953            (297,472)          30.9%
   Impairment of oil and gas properties
   and pipelines                                         --             8,812,027          (8,812,027)
   Professional and consulting fees                   294,286             511,507            (217,221)          42.5%
   Depreciation, depletion and amortization           424,109           1,245,454            (821,345)          66%
                                                 ------------        ------------        ------------           -----
     Total expenses                                 2,289,716          13,583,727         (11,294,011)          83.1%
                                                 ------------        ------------        ------------           -----

Net operating (loss)                             $    (34,132)       $(10,635,498)       $ 10,601,366           99.7%
                                                 ------------        ------------        ------------           -----

Other income (expense):
   Interest income                                      1,141                --                 1,141            n/a
   Loss on disposal of assets                         (26,775)               --               (26,775)           n/a
   Interest expense                                (1,272,266)         (2,155,688)            883,422           40.98%
                                                 ------------        ------------        ------------           -----
     Total other income (expense)                  (1,297,900)         (2,155,688)            857,788           39.79%
Net income (loss)                                  (1,332,032)       $(12,791,186)       $ 11,459,154           89.59%
                                                 ============        ============        ============           =====

                                                            8

         Revenues. Revenues for the six months ended June 30, 2008 were $2,255,584 compared to revenues of $2,948,229 in the six months ended June 30, 2007. This resulted in a decrease of $692,645 or 23.5%, from the same period one year ago. The decrease in revenues is primarily the result of decreased production, together with decreased pricing (after impact of the Company's hedging activities).

         Direct Costs. Direct costs for the six months ended June 30, 2008 were $872,545, a decrease of $627,522, or 41.8%, from $1,500,067 for the six months ended June 30, 2007. This decrease reflects expenses incurred in the first quarter of 2007 related to the Company's failed efforts to dewater and obtain commercial production from wells drilled beginning during the last half of 2006 with respect to its Burlington and Waverly properties in the Coal Creek Project. The Company ceased dewatering efforts in Coal Creek near the end of the Company's second quarter 2007. We have also reduced our costs related to work-overs, repairs and modification to the Neodesha wells and pipeline system that we had previously experienced during the same period in the previous year. We do not anticipate maintenance and work-over costs to that extent in the future and our current direct operating costs are more indicative of our overall production costs.

         Pipeline Costs. Pipeline costs for the six months ended June 30, 2008 were $33,295 a decrease of $518,424, or 93.9%, from $551,719 for the six months ended June 30, 2007. The decrease in pipeline costs was primarily the result of our cessation of the operation of the Company's pipeline system supporting its Waverly properties in the Coal Creek Project and reduced operating of its Burlington properties, also in the Coal Creek Project during the second quarter 2007, followed by a cessation of operation of the Burlington properties during the second quarter of 2008, and changes to our compression system, resulting in reduced compressor rentals, together will reduce overall expenses.

         General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2008 were $665,481, a decrease of $297,472 or 30.9%, from $962,953 for the six months ended June 30, 2007. The decrease in general and administrative expenses is attributable to the streamlining and reduction of expenses.

         Impairment of Oil and Gas Properties. During the six months ended June 30, 2007, we impaired our oil and gas properties by $8,812,027 based on our reserve study of the present value of future cash flows discounted by 10%. The impairment is primarily attributable to decrease in reserves.

         Professional and Consulting Fees. Professional and consulting fees for the six months ended June 30, 2008 was $294,286, a decrease of $217,221, or 42.5%, from $511,507 for the six months ended June 30, 2007. The decrease in professional and consulting fees in the current period was a result of decreased investor relations fees and a lessened reliance on outside consultants.

         Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense for the six months ended June 30, 2008 was $424,109, a decrease of $821,345, or 66%, from $1,245,454 for the six months ended June 30, 2007. The decrease in depreciation, depletion and amortization reflects a significantly lower level of applicable assets in the first quarter 2008 as compared to the first quarter of 2007 due to the charge for impairment of oil and gas properties and pipelines and the sale of oil properties.



         Net Operating Loss. The net operating loss for the six months ended
June 30, 2007 was $10,635,498, versus a net operating loss of $34,132 for the six months ended June 30, 2008.

         Interest Expense. Interest expense for the six months ended June 30, 2008 was $1,272,266, an decrease of $883,422, or 40.98%, from $2,155,688 for the six months ended June 30, 2007. The decrease in interest expense is the result of the accretion of warrants in 2007 and no remaining accretion in 2008. In the six months ended June 30, 2008, we incurred a loss on the disposal of fixed assets of $26,775.

Liquidity and Capital Resources

         During the six months ended June 30, 2008 our cash position decreased by $27,797. During that period, our operating activities utilized $9,705 of cash mainly from operating expenses we incurred, and we made payments on notes payable of $12,839. The following table summarizes total assets, accumulated deficit, stockholders' equity and working capital at June 30, 2008 compared to December 31, 2007.


                                                                                       Increase / (Decrease)
                                                                                ------------------------------------
                                          June 30, 2008     December 31, 2007          $                  %
                                        ------------------- ------------------- ------------------ ------------------

Current assets                                 $   941,859         $ 1,156,560         $ (214,701)            18.56%
                                        =================== =================== ================== ==================

Current liabilities                            $30,288,804         $27,325,492         $2,963,312             10.84%
                                        =================== =================== ================== ==================

Working capital (deficit)                     $(29,346,945)       $(26,168,932)      $( 3,178,013)           (12.14)%
                                        =================== =================== ================== ==================

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

                                       10

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

         On June 9, 2008, Laurus filed a foreclosure action in the Wilson County, Kansas district court. We expect the foreclosure action and sale to be completed during the early part of the fourth quarter of 2008. The foreclosure by Laurus described above will leave the Company with far fewer assets than it currently has. There can be no assurance that the Company will be able to continue operations and satisfy its obligations in the future.

         Cash Flows. Since inception, we have financed cash flow requirements through debt financing, the issuance of common stock and revenues generated from the sale of oil and gas. We may experience net negative cash flows from operations and may be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

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

Derivatives

         To reduce our exposure to unfavorable changes in natural gas prices, we have entered into a agreements to utilize derivatives in order to have a fixed-price contract with respect to a significant portion of our production. These contracts allow us to be able to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. However, we will not benefit from market prices that are higher than the fixed prices in our contracts for hedged production. If we are unable to provide the quantity that we have contracted for we will have to go to the open market to purchase the required amounts that we have contracted to provide.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.

Item 4T. Controls and Procedures.

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our sole executive officer, Chief Executive Officer, Loren Moll and with the assistance of our company accountant. Based upon that evaluation, they concluded that, as of June 30, 2008, our disclosure controls and procedures have not been identified and we have not yet tested their effectiveness. Because of this lack of identification and testing, we cannot assure the effectiveness of the controls and procedures. There have been no significant changes in our internal controls over financial reporting for the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

         There has been no change in the Company's disclosure controls the quarter ended June 30, 2008 that has materially affected or is likely to materially affect its control over financial reporting.

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

         Management has not yet identified the critical disclosure controls and procedures associated with the Company's internal control over financial reporting for the quarter ended June 30, 2008 and has not yet tested the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the lack of identification and testing of disclosure controls and procedures associated with the Company's internal control over financial reporting for the quarter ended June 30, 2008. This material weakness could materially affect the Company's control over financial reporting.

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

         Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

         Weaver & Martin LLC, the Company's independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company's internal control over financial reporting as of June 30, 2008.

                           PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.

         Petrol is a party to a foreclosure action filed in Wilson County, Kansas district court by Laurus pursuant to a Foreclosure Agreement dated April 30, 2008. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing."

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


                                        PETROL OIL AND GAS, INC.


                                        By:  /s/  Loren Moll
                                           ------------------------------------
                                                  Loren Moll,
                                                  Chief Executive Officer
                                                  (On behalf of the
                                                  registrant and as
                                                  principal accounting officer)

Date:  August 14, 2008

                                INDEX TO EXHIBITS

Exhibit
Number              Exhibits
------------        ------------------------------------------------------------
10.1                Amendment to 2006 Stock Option Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on
                    Form 8-K filed on July 15, 2008.
                    ------------------------------------------------------------
31.1                Certification of the Company's Chief Executive Officer and
                    principal accounting officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1 Certification of the Company's Chief Executive Officer and principal accounting officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).