Form 10-Q
period 2008-09-30
PETROL OIL & GAS INC
filed 2008-11-13
CIK 1109348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                       Commission File Number: 000-30009

                            PETROL OIL AND GAS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               90-0066187
 ------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                          11020 King Street, Suite 375
                             Overland Park, Kansas                 66210
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

                                 (913) 323-4925
               --------------------------------------------------
              (Registrant's telephone number, including area code)

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Large accelerated filer           Accelerated filer
                       -----                        -----
Non-accelerated filer  X          Smaller Reporting Company
                     -----                                 -----
(do not check if smaller
   reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2008 was 29,090,926.



                               PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                                  Petrol oil and Gas, Inc.
                            Condensed Consolidated Balance Sheet



                                                                September 30,   December 31,
                                                                    2008            2007
                                                                ------------    ------------
                                                                 (Unaudited)     (Audited)

Assets
Current assets:
      Cash                                                      $    558,594    $    506,711
      Accounts receivable                                            373,665         529,554
      Prepaid expenses and other                                      42,495         120,295
                                                                ------------    ------------

                    Total current assets                             974,754       1,156,560
                                                                ------------    ------------
Fixed assets:

      Pipeline                                                     1,522,423       1,522,423
      Equipment and vehicles                                         405,941         388,762
                                                                ------------    ------------
                                                                   1,928,363       1,911,185
                    Less accumulated depreciation                    616,007         487,954
                                                                ------------    ------------
                                        Net fixed assets           1,312,356       1,423,231
                                                                ------------    ------------
Other assets:
      Oil and gas properties using full cost accounting:

                    Properties not subject to amortization           313,829         313,829
                    Properties subject to amortization             8,094,823       8,605,842
      Deposits                                                         3,000           3,000
                                                                ------------    ------------
                                        Total other assets         8,411,652       8,922,671
                                                                ------------    ------------


                                                                $ 10,698,762    $ 11,502,462
                                                                ============    ============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

      Accounts payable                                          $    112,307    $     37,366
      Accrued liabilities                                          1,149,934         649,031
      Current portion of long term debt                           26,656,901      26,639,094
                                                                ------------    ------------
                                        Total liabilities         27,919,142      27,325,491
                                                                ------------    ------------


Asset retirement obligation                                          543,577         511,000
                                                                ------------    ------------

Commitments and contingencies:

Stockholders' Equity (Deficit):
      Preferred stock, $0.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                       --              --

      Common stock, $0.001 par value, 100,000,000 shares
      authorized 29,090,926 shares issued and outstanding             29,090          29,090

      Additional paid-in capital                                  27,667,087      27,220,866
      Other comprehensive income (loss)                                  -0-          77,800
      Accumulated (deficit)                                      (45,460,134)    (43,661,785)
                                                                ------------    ------------
                                                                 (17,763,957)    (16,334,029)
                                                                ------------    ------------

                                                                $ 10,698,762    $ 11,502,462
                                                                ------------    ------------

See notes to condensed consolidated financial statements.

                                             2


                                    Petrol Oil and Gas, Inc.
                         Condensed Consolidated Statement of Operations
                                           (Unaudited)



                                       For the Quarter Ended        For the Nine Months Ended
                                           September 30,                   September 30,
                                   ------------    ------------    ------------    ------------
                                       2008            2007            2008            2007
                                   ------------    ------------    ------------    ------------
Revenue

     Oil and gas activities        $  1,107,472    $  1,301,347    $  3,363,056    $  4,249,576
                                   ------------    ------------    ------------    ------------

Expenses:

     Direct costs                       481,758         187,794       1,354,303       1,687,861

     Pipeline costs                       8,439         206,644          41,734         758,363

     General and administrative         771,523         421,226       1,437,004       1,384,179
     Impairment of oil & gas
     properties and pipelines              --           264,138            --         9,076,165

     Professional and consulting
     fees                                75,646         195,726         369,932         707,233

     Depreciation, depletion and
     amortization                       225,404         468,824         649,513       1,714,278
                                   ------------    ------------    ------------    ------------

        Total expenses                1,562,770       1,744,352       3,852,486      15,328,079
                                   ------------    ------------    ------------    ------------


Net operating (loss)                   (455,298)       (443,005)       (489,430)    (11,078,503)
                                   ------------    ------------    ------------    ------------

Other income (expense):

     Interest income                      1,347            --             2,488            --

     Loss on disposal of assets            --              --           (26,775)           --

     Interest expense                   (12,366)       (971,089)     (1,284,632)     (3,126,777)
                                   ------------    ------------    ------------    ------------

                                        (11,019)       (971,089)     (1,308,919)     (3,126,777)


Net (loss)                         $   (466,317)   $ (1,414,094)   $ (1,798,349)   $(14,205,280)
                                   ============    ============    ============    ============


Weighted average number of
     common shares outstanding -
     basic and fully diluted         29,090,926      29,090,926      29,090,926      29,090,926
                                   ============    ============    ============    ============

Net (loss) per share - basic and
fully diluted                      $      (0.02)   $      (0.05)   $      (0.06)   $      (0.49)
                                   ============    ============    ============    ============


See notes to condensed consolidated financial statements.

                                                3


                               Petrol Oil and Gas, Inc.
                    Condensed Consolidated Statement of Cash Flows
                                      (unaudited)

                                                          For the Nine Months Ended
                                                                September 30,
                                                        ----------------------------
                                                            2008            2007
                                                        ------------    ------------
Cash flows from operating activities

Net (loss)                                              $ (1,798,349)   $(14,205,280)

Depreciation, depletion and amortization                     639,072       1,376,468

Warrant accretion                                               --           752,110

Impairment of oil & gas properties                              --         9,076,165

Warrants, options, and shares issued for services            446,221         174,728

Loss on disposal of assets                                    26,775            --

Accretion of asset retirement obligation                      32,577          49,582

Adjustments to reconcile net (loss) to cash
     used in operating activities:
        Accounts receivable                                  155,889        (217,368)

        Prepaid and other assets                                --           (69,530)

        Accounts payable                                      74,941        (344,039)

        Accrued liabilities                                  500,902         (35,737)
                                                        ------------    ------------

Net cash provided by (used in) operating activities           78,028      (3,442,901)
                                                        ------------    ------------

Cash flows from investing activities

     Purchase of fixed assets                                (43,952)        (35,650)

     Additions to other assets                                  --           (23,136)

     Sale of oil and gas properties                             --           744,000

     Additions to oil and gas properties and deposits           --          (468,490)
                                                        ------------    ------------

Net cash provided from (used in) investing activities        (43,952)        216,724
                                                        ------------    ------------

Cash flows from financing activities

     Proceeds from loans payable                              42,469          23,452

     Amortized loan fees                                        --           337,817

     Payments on notes payable                               (24,662)     (1,842,583)
                                                        ------------    ------------

Net cash provided from financing activities                   17,807      (1,481,314)
                                                        ------------    ------------

Net increase (decrease) in cash                               51,883      (4,707,491)

Cash - beginning                                             506,711       5,917,958
                                                        ------------    ------------
Cash - ending                                           $    558,594    $  1,210,467
                                                        ============    ============
Supplemental disclosures:

     Interest paid                                      $    784,632    $  2,445,513
                                                        ============    ============
     Income taxes paid                                          --              --
                                                        ============    ============

     Options issued for services                        $    446,221    $    174,728
                                                        ============    ============

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

Note 3 - Stock Transactions

During the nine months ended September, 2008, there was no activity in our preferred or common stock.

In July of 2008, the Company issued 4,400,000 options to directors under the 2006 Stock Option Plan. The options have a term of 10 years and have exercise prices ranging from $0.20 to $1.25. The options were valued using the Black-scholes pricing model using the following variables: stock price of $0.14, exercise price ranging from $0.20 to $1.25, volatility of 122%, and a risk-free interest rate of 3.85%. The options were valued at $446,221 and expensed as compensation expense.

There was no other option or warrant activity during the nine months ended September 30, 2008.

A summary of stock options and warrants is as follows:

                               Options      Weighted      Warrants     Weighted
                                            Average                    Average
Outstanding - 01/01/08         760,000       $2.12       8,233,333      $2.28
Granted                      4,400,000        0.54            --          --
Cancelled                      (50,000)       3.25            --          --
Exercised                        --            --             --          --
                             -------------------------------------------------
Outstanding - 9/30/08        5,110,000       $0.74       8,233,333      $2.28
                             =================================================

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented.

                                                                 September 30,
                                                                     2008
                                                                   ---------
Asset retirement obligation -January 1, 2008                       $ 511,000
Liabilities incurred during the year                                    --
Liabilities settled during the year                                     --
Accretion of expense                                                  32,577
                                                                   ---------
Asset retirement obligations - September 30, 2008                  $ 543,577
                                                                   =========

Note 5 - Debt
Debt consists of the following:
                                                        September 30, 2008
                                                      -----------------------
Total notes payable                                        $ 26,656,901
                                                      =======================

All of our debt has been classified as current as we were in default at September 30, 2008.

Interest expense related to our debt was $1,284,632 for the nine months ended September 30, 2008 and $3,126,777 for the nine months ended September 30, 2007.

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

On June 9, 2008, Laurus filed a foreclosure action in the Wilson County, Kansas district court. We expect the foreclosure action and sale to be completed during the fourth quarter of 2008. The foreclosure by Laurus described above will leave the Company with far fewer assets than it currently has. There can be no assurance that the Company will be able to continue operations and satisfy its obligations in the future.

Note 6 - Fixed Price Sales Contracts

During 2008, we entered into various contracts with our customers to sell gas at a fixed price. At September 30, 2008 we have no fixed price sales contracts.

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

     References to "Petrol," "the Company," "we," "us," and "our" refer to Petrol Oil and Gas, Inc.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Three Months Ended September 30, 2008 and 2007.

     The following table summarizes selected items from the statement of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.


                                                 Three Months Ended
                                                    September 30,
                                              --------------------------     Increase       Percentage
                                                 2008           2007        (Decrease)       Change
                                              -----------    -----------    -----------    -----------
Revenue                                       $ 1,107,472    $ 1,301,347    $  (193,875)      14.9%

Expenses:
   Direct costs                                   481,758        187,794        293,964      156.5%
   Pipeline costs                                   8,439        206,644       (198,205)     (95.9)%
   General and administrative                     771,523        421,226        305,297       83.2%
   Impairment of oil and gas properties
   and pipelines                                     --          264,138       (264,138)    (100.0)%
   Professional and consulting fees                75,646        195,726       (120,080)     (61.4)%
   Depreciation, depletion and amortization       225,404        468,824       (243,420)     (51.9)%
                                              -----------    -----------    -----------    -----------
     Total expenses                             1,562,770      1,744,352       (181,582)     (10.4)%
                                              -----------    -----------    -----------    -----------

Net operating (loss)                             (455,298)      (443,005)       (12,293)       2.8%
                                              -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                                  1,347           --            1,347        N/A
   Interest expense                               (12,366)      (971,089)       958,723      (98.7)%
                                              -----------    -----------    -----------    -----------
     Total other income (expense)                 (11,019)      (971,089)       960,070      (98.9)%

Net income (loss)                                (466,317)   $(1,414,094)   $   947,777      (67.0)%
                                              ===========    ===========    ===========    ===========

     Revenues. Revenues for the three months ended September 30, 2008 were $1,107,472 compared to revenues of $1,301,347 in the three months ended
September 30, 2007. This resulted in a decrease of $193,875 or 14.9%, from the same period one year ago. The decrease in revenues is primarily the result of decreased production, together with decreased pricing (after impact of the Company's hedging activities).

     Direct Costs. Direct costs are the costs associated with operating producing wells, and transporting the oil and natural gas to the market for sale. Direct costs for the three months ended September 30, 2008 were $481,758, an increase of $293,964 or 156.5%, from $187,794 for the three months ended
September 30, 2007. This increase is a result of a cessation of operation of the Burlington properties located in the Coal Creek Project during the second quarter of 2008, and changes to our compression system, resulting in reduced compressor rentals.

     Pipeline Costs. Pipeline costs for the three months ended September 30, 2008 were $8,439, a decrease of $198,205, or 95.9%, from $206,644 for the three months ended September 30, 2007. This decrease is primarily the result of a cessation of operation of the Burlington properties located in the Coal Creek
Project during the second quarter of 2008, and changes to our compression system, resulting in reduced compressor rentals.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2008 were $771,523, an increase of $305,297, or 83.2%, from $421,226 for the three months ended September 30, 2007.
The increase in general and administrative expenses is primarily attributable to a $446,221 compensation expense resulting from the issuance of stock options during the three months ended September 30, 2008, offset by streamlining and reduction of other expenses.

                                       8



     Professional and Consulting Fees.  Professional and consulting fees for the three months ended  September 30, 2008 was $75,646,  a decrease of $120,080,  or
61.4%, from $195,726 for the three months ended September 30, 2007. The decrease in  professional  and  consulting  fees in the  current  period  was a result of
decreased   investor   relations  fees  and  a  lessened   reliance  on  outside
consultants.

     Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and  amortization  expense for the three  months  ended  September  30, 2008 was
$225,404,  a decrease of $243,420 or 51.9%,  from  $468,824 for the three months
ended  September  30,  2007.  The  decrease  in   depreciation,   depletion  and
amortization  expense was a result of a significant decrease in fixed assets due to the write off of the assets related to the Coal Creek Project.

     Net  Operating  Loss.  The net  operating  loss for the three  months ended
September 30, 2008 was $455,298, versus a net operating loss of $443,005 for the three months ended September 30, 2007.

     Interest Expense. Interest expense for the three months ended September 30, 2008 was $12,366, a decrease of $958,723, or 98.7%, from $971,089 for the three months ended  September 30, 2007. The decrease in interest  expense results from
(a) the accretion of warrants in 2007 and no remaining accretion in 2008 and (b) the cessation of accrual of interest on debt owed to Laurus due to the terms of the Foreclosure Agreement which provide for the release of any liability for principal and interest on such debt upon foreclosure of the underlying collateral, which foreclosure action was commenced in June 2008.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007.

     The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

                                                    Nine Months Ended
                                                      September 30,
                                              ----------------------------     Increase        Percentage
                                                  2008            2007         (Decrease)        Change
                                              ------------    ------------    ------------    ------------
Revenue                                       $  3,363,056    $  4,249,576    $   (886,520)     (20.9)%

Expenses:
   Direct costs                                  1,354,303       1,687,861        (333,558)     (19.8)%
   Pipeline costs                                   41,734         758,363        (716,629)     (94.5)%
   General and administrative                    1,437,004       1,384,179          52,825        3.8%
   Impairment of oil and gas properties
   and pipelines                                      --         9,076,165      (9,076,165)     100.0%
   Professional and consulting fees                369,932         707,233        (337,301)     (47.7)%
   Depreciation, depletion and amortization        649,513       1,714,278      (1,064,765)     (62.1)%
                                              ------------    ------------    ------------    ------------
     Total expenses                              3,852,486      15,328,079     (11,475,593)     (74.9)%
                                              ------------    ------------    ------------    ------------

Net operating (loss)                          $   (489,430)   $(11,078,503)   $ 10,589,073      (95.6)%
                                              ------------    ------------    ------------    ------------
Other income (expense):
   Interest income                                   2,488            --             2,488        N/A
   Loss on disposal of assets                      (26,775)           --           (26,775)       N/A
   Interest expense                             (1,284,632)     (3,126,777)      1,842,145      (58.9)%
                                              ------------    ------------    ------------    ------------
     Total other income (expense)               (1,308,919)     (3,126,777)      1,817,858      (58.1)%
Net income (loss)                               (1,798,349)   $(14,205,280)   $ 12,406,931      (87.3)%
                                              ============    ============    ============    ============


     Revenues. Revenues for the nine months ended September 30, 2008 were $3,363,056 compared to revenues of $4,249,576 in the nine months ended September
30, 2007. This resulted in a decrease of $886,520 or 20.9%, from the same period one year ago. The decrease in revenues is primarily the result of decreased production, together with decreased pricing (after impact of the Company's hedging activities).

                                       9

     Direct Costs. Direct costs for the nine months ended September 30, 2008 were $1,354,303, a decrease of $333,558, or 19.8%, from $1,687,861 for the nine months ended September 30, 2007. This decrease reflects expenses incurred in the first quarter of 2007 related to the Company's failed efforts to dewater and obtain commercial production from wells drilled beginning during the last half of 2006 with respect to its Burlington and Waverly properties in the Coal Creek Project. The Company ceased dewatering efforts in Coal Creek near the end of the Company's second quarter 2007. We have also reduced our costs related to work-overs, repairs and modification to the Neodesha wells and pipeline system that we had previously experienced during the same period in the previous year. We do not anticipate maintenance and work-over costs to that extent in the future and our current direct operating costs are more indicative of our overall production costs.

     Pipeline Costs. Pipeline costs for the nine months ended September 30, 2008 were $41,734 a decrease of $716,629, or 94.5%, from $758,363 for the nine months ended September 30, 2007. This decrease is primarily the result of our cessation of the operation of the Company's pipeline system supporting its Waverly properties in the Coal Creek Project and reduced operation of its Burlington properties, also in the Coal Creek Project during the second quarter 2007, followed by a cessation of operation of the Burlington properties located in the Coal Creek Project during the second quarter of 2008, and changes to our compression system, resulting in reduced compressor rentals.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2008 were $1,437,004, an increase of $52,825 or 3.8%, from $1,384,179 for the nine months ended September 30, 2007. The increase in general and administrative expenses is primarily attributable to a $446,221 compensation expense resulting from the issuance of stock options during the three months ended September 30, 2008, offset by streamlining and reduction of other expenses.

     Impairment of Oil and Gas Properties. During the nine months ended September 30, 2007, we impaired our oil and gas properties by $9,076,165, based on our reserve study of the present value of future cash flows discounted by 10%. The impairment is primarily attributable to the decrease in reserves.

     Professional and Consulting Fees. Professional and consulting fees for the nine months ended September 30, 2008 was $369,932, a decrease of $337,301, or 47.7%, from $707,233 for the nine months ended September 30, 2007. The decrease in professional and consulting fees in the current period was a result of
decreased   investor   relations  fees  and  a  lessened   reliance  on  outside
consultants.

     Depreciation, Depletion, and Amortization Expense. Depreciation, depletion, and amortization expense for the nine months ended September 30, 2008 was $649,513, a decrease of $1,064,765, or 62.1%, from $1,714,278 for the nine months ended September 30, 2007. The decrease in depreciation, depletion and amortization expense reflects a significantly lower level of applicable assets in the first quarter 2008 as compared to the first quarter of 2007 due to the charge for impairment of oil and gas properties and pipelines and the sale of oil properties.

     Net Operating Loss. The net operating loss for the nine months ended September 30, 2007 was $11,078,503, versus a net operating loss of $489,430 for the nine months ended September 30, 2008.

     Interest Expense. Interest expense for the nine months ended September 30, 2008 was $1,284,632, a decrease of $1,842,145, or 58.9%, from $3,126,777 for the nine months ended September 30, 2007. The decrease in interest expense results from (a) the accretion of warrants in 2007 and no remaining accretion in 2008 and (b) the cessation of accrual of interest on debt owed to Laurus due to the terms of the Foreclosure Agreement which provide for the release of any liability for principal and interest on such debt upon foreclosure of the underlying collateral, which foreclosure action was commenced in June 2008.

     In the nine months ended September 30, 2008, we incurred a loss on the disposal of fixed assets of $26,775.



Liquidity and Capital Resources

     During the nine months ended September 30, 2008 our cash position increased by $51,883. During that period, our operating activities provided $78,028 of cash mainly from operating expenses we incurred, and we made payments on notes payable of $24,662. The following table summarizes total assets, accumulated deficit, stockholders' equity and working capital at September 30, 2008 compared to December 31, 2007.


                                                                                       Increase / (Decrease)
                                                                                -------------------------------------
                                        September 30, 2008   December 31, 2007          $                  %
                                        ------------------- ------------------- ------------------ ------------------
Current assets                                $    974,754        $  1,156,560       $   (181,806)           (15.72)%
                                        =================== =================== ================== ==================
Current liabilities                           $ 27,919,142        $ 27,325,491       $    593,651                2.2%
                                        =================== =================== ================== ==================
Working capital (deficit)                     $(26,944,388)       $(26,168,931)      $   (775,457)              2.96%
                                        =================== =================== ================== ==================

     Financing.  On October 28,  2004,  we entered into  agreements  with Laurus
Master Fund, Ltd., a Cayman Islands  corporation.  Under the terms of the Laurus
Funds agreements, we issued a Secured Convertible Term Note (the "Note") in the aggregate principal amount of $8,000,000 and a five-year warrant (the "Warrant") to purchase 3,520,000 shares of our common stock at $2.00 per share and 1,813,333 shares of our common stock at $3.00 per8share. On June 2, 2006, Laurus transferred the 5,333,333 warrants to Pallas Production Corp. ("Pallas"). The
Note is convertible into shares of our common stock at a fixed conversion price of $1.50 per share. The Note has a three-year term and bears an interest rate equivalent to the "prime rate" published by the Wall Street Journal from time to time plus 3%, subject to a floor of 7.5% per annum.

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

                                       11

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

     The Agreement requires Laurus to foreclose on the Neodesha Collateral and governs the terms and conditions of the foreclosure. The Agreement provides that the Company will not contest the sale of the Neodesha Collateral, which will be conducted as a public foreclosure sale in accordance with Kansas law. The Company has agreed to reasonably assist Laurus in the completion of the foreclosure sale. After the sale of the Neodesha Collateral becomes final, Laurus will release Petrol of all remaining amounts owed or claims they may have, and Laurus will reassign to Petrol their overriding royalty interests in the mineral leases located at the Company 's Coal Creek Project.

     As part of the Agreement, the Company will cancel all outstanding warrants for purchases of securities issued to Laurus in connection with the Outstanding Obligations and replace them with warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.20 per share.

     On June 9, 2008, Laurus filed a foreclosure action in the Wilson County, Kansas district court. We expect the foreclosure action and sale to be completed during the fourth quarter of 2008. The foreclosure by Laurus described above will leave the Company with far fewer assets than it currently has. There can be no assurance that the Company will be able to continue operations and satisfy its obligations in the future.

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

Derivatives

     To reduce our exposure to unfavorable changes in natural gas prices, we have entered into an agreement to utilize energy swaps in order to have a fixed-price contract. This contract, which was terminated in September 2008, allowed us to predict with greater certainty the effective natural gas prices to be received for hedged production and benefit operating cash flows and earnings when market prices are less than the fixed prices provided under the contracts. At September 30, 2008, we have no fixed price sales contracts.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.

Item 4T. Controls and Procedures.

     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our sole executive officer, Chief Executive Officer, Loren Moll and with the assistance of our company accountant. Based upon that evaluation, they concluded that, as of September 30, 2008, our disclosure controls and procedures have not been identified and we have not yet tested their effectiveness. Because of this lack of identification and testing, we cannot assure the effectiveness of the controls and procedures. There have been no significant changes in our internal controls over financial reporting for the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

     There has been no change in the Company's disclosure controls the quarter ended September 30, 2008 that has materially affected or is likely to materially affect its control over financial reporting.

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

     Management has not yet identified the critical disclosure controls and procedures associated with the Company's internal control over financial reporting for the quarter ended September 30, 2008 and has not yet tested the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the lack of identification and testing of disclosure controls and procedures associated with the Company's internal control over financial reporting for the quarter ended September 30, 2008. This material weakness could materially affect the Company's control over financial reporting.

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

     Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.

     Weaver & Martin LLC, the Company's independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of the Company's internal control over financial reporting as of September 30, 2008.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3.   Defaults Upon Senior Securities.

     The Company continues to be in default on the debt owed to Laurus. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing."


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

Date:  November 13, 2008

                                             INDEX TO EXHIBITS

Exhibit
Number              Exhibits
-------------       ------------------------------------------------------------

31.1 Certification of the Company's Chief Executive Officer and principal accounting officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1 Certification of the Company's Chief Executive Officer and principal accounting officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).